Form 10-Q
period 2023-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2023-08-10
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 10, 2023, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
June 30, 2023 and December 31, 2022 (in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$3; 2022-$363) (amortized cost: 2023-$2,425,413; 2022-$1,990,718)	$2,168,635	$1,719,488
Fixed maturities, trading, at fair value (amortized cost: 2023-$26,650; 2022-$27,566)	23,021	23,782
Equity securities, at fair value (cost: 2023-$4,622; 2022-$4,614)	4,487	4,358
Policy loans	1,112,432	212,063
Short-term investments	6,500	7,000
Commercial mortgage and other loans (net of $675 and $408 allowance for credit losses at June 30, 2023 and December 31, 2022, respectively)	177,190	148,179
Other invested assets (includes $4,915 and $2,389 of assets measured at fair value at June 30, 2023 and December 31, 2022, respectively)	144,228	129,528
Total investments	3,636,493	2,244,398
Cash and cash equivalents	80,676	255,767
Deferred policy acquisition costs(1)	372,344	351,874
Accrued investment income	36,572	25,222
Reinsurance recoverables(1)	3,276,582	3,098,248
Receivables from parent and affiliates	25,002	19,348
Income tax assets(1)	69,879	67,615
Market risk benefit assets(1)	533,855	558,624
Other assets(1)	46,423	48,391
Separate account assets	13,766,346	13,926,958
TOTAL ASSETS	$21,844,172	$20,596,445
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$3,809,514	$2,774,315
Future policy benefits(1)	2,270,244	2,130,042
Market risk benefit liabilities(1)	533,855	558,624
Cash collateral for loaned securities	2,996	0
Short-term debt to affiliates	3	0
Payables to parent and affiliates	10	7,546
Other liabilities(1)	230,432	172,305
Separate account liabilities	13,766,346	13,926,958
Total liabilities	20,613,400	19,569,790
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	950,913	775,412
Retained earnings(1)	311,306	285,433
Accumulated other comprehensive income (loss)(1)	(33,447)	(36,190)
Total equity	1,230,772	1,026,655
TOTAL LIABILITIES AND EQUITY	$21,844,172	$20,596,445
(1)    Prior period amounts adjusted for the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES
Premiums(1)	$9,566	$8,251	$19,743	$17,271
Policy charges and fee income(1)	21,343	16,277	35,481	26,872
Net investment income	39,974	24,864	68,634	49,233
Asset administration fees	2,270	2,110	4,350	4,370
Other income (loss)	277	(2,628)	1,423	(4,142)
Realized investment gains (losses), net(1)	(4,617)	5,665	(12,915)	21,385
Change in value of market risk benefits, net of related hedging gain (loss)(1)	22,869	(88,000)	7,141	(174,828)
TOTAL REVENUES	91,682	(33,461)	123,857	(59,839)
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	15,721	5,010	34,060	18,845
Change in estimates of liability for future policy benefits(1)	(641)	13,358	(2,083)	12,181
Interest credited to policyholders’ account balances	13,623	11,941	23,760	23,135
Amortization of deferred policy acquisition costs(1)	4,919	4,733	9,936	9,562
General, administrative and other expenses(1)	16,809	9,850	28,767	20,850
TOTAL BENEFITS AND EXPENSES	50,431	44,892	94,440	84,573
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	41,251	(78,353)	29,417	(144,412)
Income tax expense (benefit)(1)	4,984	(23,348)	3,544	(43,291)
NET INCOME (LOSS)	$36,267	$(55,005)	$25,873	$(101,121)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	71	(350)	171	(417)
Net unrealized investment gains (losses)(1)	(25,206)	(150,027)	13,561	(310,120)
Interest rate remeasurement of future policy benefits(1)	3,841	25,253	(3,118)	47,736
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(22,869)	88,000	(7,141)	174,828
Total	(44,163)	(37,124)	3,473	(87,973)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(9,274)	(7,797)	730	(18,475)
Other comprehensive income (loss), net of taxes	(34,889)	(29,327)	2,743	(69,498)
Comprehensive income (loss)	$1,378	$(84,332)	$28,616	$(170,619)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)					27,238
Balance, March 31, 2023	$2,000	$950,412	$275,039	$1,442	$1,228,893
Contributed capital
Contributed (distributed) capital-parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			36,267		36,267
Other comprehensive income (loss), net of tax				(34,889)	(34,889)
Total comprehensive income (loss)					1,378
Balance, June 30, 2023	$2,000	$950,913	$311,306	$(33,447)	$1,230,772
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,000	$450,102	$355,262	$101,987	$909,351
Contributed capital		101,700			101,700
Comprehensive income (loss):
Net income (loss)			(46,116)		(46,116)
Other comprehensive income (loss), net of tax				(40,171)	(40,171)
Total comprehensive income (loss)					(86,287)
Balance, March 31, 2022(1)	$2,000	$551,802	$309,146	$61,816	$924,764
Contributed capital		0
Comprehensive income (loss):
Net income (loss)			(55,005)		(55,005)
Other comprehensive income (loss), net of tax				(29,327)	(29,327)
Total comprehensive income (loss)					(84,332)
Balance, June 30, 2022(1)	$2,000	$551,802	$254,141	$32,489	$840,432
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$25,873	$(101,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(3,444)	(3,060)
Interest credited to policyholders’ account balances	23,760	23,135
Realized investment (gains) losses, net(1)	12,915	(21,385)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(7,141)	174,828
Change in:
Future policy benefits and other insurance liabilities(1)	161,675	312,119
Reinsurance recoverables(1)	(63,007)	(283,836)
Accrued investment income	(11,350)	(1,608)
Net payables to/receivables from parent and affiliates	(9,835)	9,224
Deferred policy acquisition costs(1)	(20,469)	(23,401)
Income taxes(1)	(3,127)	(20,638)
Derivatives, net	4,113	4,529
Other, net(1)(2)	(83,093)	(73,016)
Cash flows from (used in) operating activities	26,870	(4,230)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	41,160	59,073
Fixed maturities, trading	916	653
Equity securities	208	17
Policy loans	14,639	14,665
Ceded policy loans	(819)	(1,003)
Short-term investments	8,000	9,997
Commercial mortgage and other loans	5,153	8,118
Other invested assets	489	2,928
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(472,270)	(198,984)
Equity securities	(27)	0
Policy loans	(911,103)	(11,792)
Ceded policy loans	1,017	945
Short-term investments	(7,500)	0
Commercial mortgage and other loans	(34,211)	(3,231)
Other invested assets	(8,027)	(7,353)
Notes receivable from parent and affiliates, net	629	(18)
Derivatives, net	(423)	337
Other, net	0	4,053
Cash flows from (used in) investing activities	(1,362,169)	(121,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,235,161	263,524
Ceded policyholders’ account deposits	(164,543)	(160,200)
Policyholders’ account withdrawals	(232,083)	(204,490)
Ceded policyholders’ account withdrawals	138,107	122,024
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	2,996	0
Contributed capital	175,000	100,400
Contributed (distributed) capital - parent/child asset transfers	634	0
Net change in all other financing arrangements (maturities 90 days or less)	3	0
Drafts outstanding	(4,006)	4,138
Other, net	8,939	2,889
Cash flows from (used in) financing activities	1,160,208	128,285
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,091)	2,460
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	255,767	136,316
CASH AND CASH EQUIVALENTS, END OF PERIOD	$80,676	$138,776
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the six months ended June 30, 2023 and 2022.

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

Basis of Presentation

On January 1, 2023, the Company adopted ASU 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Unaudited Interim Financial Statements.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the Company's restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$8,635	$(384)	$8,251
Policy charges and fee income	32,194	(15,917)	16,277
Realized investment gains (losses), net	5,610	55	5,665
Change in value of market risk benefits, net of related hedging gain (loss)	0	(88,000)	(88,000)
TOTAL REVENUES	70,785	(104,246)	(33,461)
BENEFITS AND EXPENSES
Policyholders’ benefits	12,487	(7,477)	5,010
Change in estimates of liability for future policy benefits	0	13,358	13,358
Amortization of deferred policy acquisition costs	13,915	(9,182)	4,733
General, administrative and other expenses	10,285	(435)	9,850
TOTAL BENEFITS AND EXPENSES	48,628	(3,736)	44,892
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	22,157	(100,510)	(78,353)
Income tax expense (benefit)	(4,346)	(19,002)	(23,348)
NET INCOME (LOSS)	$26,503	$(81,508)	$(55,005)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(160,103)	10,076	(150,027)
Interest rate remeasurement of future policy benefits	0	25,253	25,253
Gain (loss) from changes in non-performance risk on market risk benefits	0	88,000	88,000
Total	(160,453)	123,329	(37,124)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(33,696)	25,899	(7,797)
Other comprehensive income (loss), net of taxes	(126,757)	97,430	(29,327)
Comprehensive income (loss)	$(100,254)	$15,922	$(84,332)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$18,830	$(1,559)	$17,271
Policy charges and fee income	47,915	(21,043)	26,872
Realized investment gains (losses), net	21,638	(253)	21,385
Change in value of market risk benefits, net of related hedging gain (loss)	0	(174,828)	(174,828)
TOTAL REVENUES	137,844	(197,683)	(59,839)
BENEFITS AND EXPENSES
Policyholders’ benefits	26,061	(7,216)	18,845
Change in estimates of liability for future policy benefits	0	12,181	12,181
Amortization of deferred policy acquisition costs	20,107	(10,545)	9,562
General, administrative and other expenses	22,666	(1,816)	20,850
TOTAL BENEFITS AND EXPENSES	91,969	(7,396)	84,573
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	45,875	(190,287)	(144,412)
Income tax expense (benefit)	(2,490)	(40,801)	(43,291)
NET INCOME (LOSS)	$48,365	$(149,486)	$(101,121)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(326,464)	16,344	(310,120)
Interest rate remeasurement of future policy benefits	0	47,736	47,736
Gain (loss) from changes in non-performance risk on market risk benefits	0	174,828	174,828
Total	(326,881)	238,908	(87,973)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(68,645)	50,170	(18,475)
Other comprehensive income (loss), net of taxes	(258,236)	188,738	(69,498)
Comprehensive income (loss)	$(209,871)	$39,252	$(170,619)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Unaudited Interim Statements of Cash Flows:

	Six Months Ended June 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$48,365	$(149,486)	$(101,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(15,153)	12,093	(3,060)
Realized investment (gains) losses, net	(21,638)	253	(21,385)
Change in value of market risk benefits, net of related hedging (gains) losses	0	174,828	174,828
Change in:
Future policy benefits and other insurance liabilities	119,345	192,774	312,119
Reinsurance recoverables	(156,229)	(127,607)	(283,836)
Deferred policy acquisition costs	(12,860)	(10,541)	(23,401)
Income taxes	20,162	(40,800)	(20,638)
Other, net(1)	(21,502)	(51,514)	(73,016)
Cash flows from (used in) operating activities	$(4,230)	$0	$(4,230)
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
(1)    AIR, excluding amounts for reinsurance recoverable, are included in "Future policy benefits". For additional information regarding the liability for future policy benefits, see Note 8.
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
Variable/Universal Life
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

2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

Amortization of deferred acquisition costs and other balances	Requires DAC and other balances, such as URR and Deferred Sales Inducements ("DSI"), to be amortized on a constant level basis over the expected term of the related contract, independent of expected profitability.	Effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, the amendments to contracts in force were applied as of January 1, 2021 on the basis of their existing carrying amounts, adjusted for the removal of any related amounts in AOCI.
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

(2) Updated Accounting Policies

This section includes the updated accounting policies resulting from the adoption of ASU 2018-12 which are applicable to all of the periods presented in the Unaudited Interim Financial Statements. This section is meant to serve as an update to, and should be read in conjunction with, Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”, and the carrying amount of DAC is not subject to recoverability testing upon adoption of ASU 2018-12.

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

Coinsurance arrangements contrast with the Company’s yearly renewable term arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under yearly renewable term arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contractholders to the Company. As yearly renewable term arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

Market risk benefit assets represents MRBs in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's traditional variable annuity contracts. See Note 11 for additional information regarding the reinsurance of these contracts to Prudential Insurance.

Other assets consists primarily of premiums due and deferred loss on reinsurance which is amortized over the expected life of the reinsured contracts on a constant-level basis.

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

LIABILITIES

Future policy benefits is primarily comprised of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually for future cash flow assumption updates during the Company’s annual assumptions review process in the second quarter of each year unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits.” In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability representing gross premiums received in excess of net premiums and is generally recognized in revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

For contracts issued prior to January 1, 2021, the modified retrospective transition method was used to transition to ASU 2018-12. Under this method, the transition date of January 1, 2021 serves as the new issue date of the contracts in force for purposes of retrospectively unlocking the NTG ratio and DPL as described above.

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

In certain instances, for universal life type contracts and participating contracts, the policyholder liability for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (Profits Followed by Losses or “PFL” liability) be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years. To date, the Company has not recorded a PFL liability on any such contracts.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefit. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

Consistent with direct contracts, reinsurance agreements may also include features that meet the definition of an MRB and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company's NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in "Change in value of market risk benefits, net of related hedging gain (loss)".

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

REVENUES AND BENEFITS AND EXPENSES

Insurance Revenue and Expense Recognition

Premiums from individual life products, other than universal and variable life contracts, are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium (i.e., the portion of the gross premium required to provide for all expected future policy benefits and non-level claim settlement expenses) is generally deferred and recognized into revenue in a constant relationship to insurance in force. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in "Future policy benefits" above.

Premiums from single premium immediate annuities with life contingencies are recognized when due. When premiums are due over a significantly shorter period than the period over which benefits are provided, any gross premium in excess of the net premium is generally deferred and recognized into revenue based on expected future benefit payments. Benefits are recorded as an expense when they are incurred. A liability for future policy benefits is recorded when premiums are recognized as described in "Future policy benefits" above.

Certain individual annuity contracts provide the contractholder a guarantee that the benefit received upon death or annuitization will be no less than a minimum prescribed amount. These benefits are generally accounted for as market risk benefits (see “Market risk benefits” above).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Amounts received from policyholders as payment for universal or variable individual life contracts, deferred fixed or variable annuities and other contracts without life contingencies are reported as deposits to “Policyholders’ account balances” and/or “Separate account liabilities.” Revenues from these contracts are reflected in “Policy charges and fee income” consisting primarily of fees assessed during the period against the policyholders’ account balances for mortality and other benefit charges, policy administration charges and surrender charges. In addition to fees, the Company earns investment income from the investment of deposits in the Company’s general account portfolio. Fees assessed that represent compensation to the Company for services to be provided in future periods and certain other fees are generally deferred and amortized into revenue over the life of the related contracts using the same methodology, factors, and assumption used to amortize DAC as described above. Benefits and expenses for these products include claims in excess of related account balances, expenses of contract administration, interest credited to policyholders’ account balances and amortization of DAC.

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

Annual Assumptions Review

Annually, the Company performs a comprehensive review of the assumptions set for purposes of estimating future premiums, benefits, and other cash flows. Assumptions include those that are economic and those that are insurance related. Insurance related assumptions are based on the Company’s best estimates of future rates of mortality, morbidity, lapse, surrender, annuitization, expenses and other items. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either in the Company or the industry. Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table where the Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within type of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.

As part of this review, the Company may update these assumptions and make refinements to its models based upon emerging experience, future expectations and other data, including any observable market data it feels is indicative of a long-term trend. These assumptions are generally updated annually, unless a material change is observed in an interim period that the Company feels is also indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, it expects such changes to be gradual over the long-term.

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry survey as the primary basis for these assumptions. The Company may use those economic assumptions to project future rates of return on investments.

Other ASUs adopted during the six months ended June 30, 2023

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,305	$0	$1,067	$0	$51,238
Obligations of U.S. states and their political subdivisions	184,628	385	5,041	0	179,972
Foreign government bonds	94,402	61	15,469	0	78,994
U.S. public corporate securities	1,417,819	3,959	173,833	0	1,247,945
U.S. private corporate securities	198,658	336	12,311	0	186,683
Foreign public corporate securities	179,585	201	24,868	0	154,918
Foreign private corporate securities	145,184	642	20,270	0	125,556
Asset-backed securities(1)	19,726	241	152	0	19,815
Commercial mortgage-backed securities	120,613	0	9,044	0	111,569
Residential mortgage-backed securities(2)	12,493	75	620	3	11,945
Total fixed maturities, available-for-sale	$2,425,413	$5,900	$262,675	$3	$2,168,635
(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,210	$0	$1,074	$0	$61,136
Obligations of U.S. states and their political subdivisions	165,109	421	6,315	0	159,215
Foreign government bonds	87,853	1	15,891	0	71,963
U.S. public corporate securities	1,062,342	1,943	180,880	0	883,405
U.S. private corporate securities	186,123	141	13,465	358	172,441
Foreign public corporate securities	138,717	28	25,783	0	112,962
Foreign private corporate securities	133,074	523	21,562	0	112,035
Asset-backed securities(1)	18,358	272	256	0	18,374
Commercial mortgage-backed securities	124,486	0	8,595	0	115,891
Residential mortgage-backed securities(2)	12,446	92	467	5	12,066
Total fixed maturities, available-for-sale	$1,990,718	$3,421	$274,288	$363	$1,719,488
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,245	$819	$1,993	$248	$51,238	$1,067
Obligations of U.S. states and their political subdivisions	98,391	2,220	35,492	2,821	133,883	5,041
Foreign government bonds	18,865	788	58,595	14,681	77,460	15,469
U.S. public corporate securities	399,640	19,056	707,491	154,777	1,107,131	173,833
U.S. private corporate securities	40,737	1,128	125,211	11,183	165,948	12,311
Foreign public corporate securities	37,623	1,633	96,286	23,235	133,909	24,868
Foreign private corporate securities	15,495	285	93,808	19,985	109,303	20,270
Asset-backed securities	1,100	0	7,709	152	8,809	152
Commercial mortgage-backed securities	4,522	335	107,047	8,709	111,569	9,044
Residential mortgage-backed securities	10,249	603	261	17	10,510	620
Total fixed maturities, available-for-sale	$675,867	$26,867	$1,233,893	$235,808	$1,909,760	$262,675

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,136	$1,074	$0	$0	$61,136	$1,074
Obligations of U.S. states and their political subdivisions	113,693	6,315	0	0	113,693	6,315
Foreign government bonds	46,826	5,741	24,746	10,150	71,572	15,891
U.S. public corporate securities	704,906	111,763	155,138	69,117	860,044	180,880
U.S. private corporate securities	149,670	11,857	9,273	1,608	158,943	13,465
Foreign public corporate securities	69,310	11,016	38,996	14,767	108,306	25,783
Foreign private corporate securities	62,044	12,499	33,858	9,063	95,902	21,562
Asset-backed securities	5,570	160	3,289	96	8,859	256
Commercial mortgage-backed securities	110,820	8,398	5,071	197	115,891	8,595
Residential mortgage-backed securities	10,509	467	0	0	10,509	467
Total fixed maturities, available-for-sale	$1,334,484	$169,290	$270,371	$104,998	$1,604,855	$274,288

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of June 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance were composed of $258.2 million and $269.6 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4.5 million and $4.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2023, the $235.8 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, utility and consumer non-cyclical sectors. As of December 31, 2022, the $105.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening, foreign currency exchange rate movements and the financial condition or near-term prospects of the issuer. As of June 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$79,689	$76,677
Due after one year through five years	302,313	284,777
Due after five years through ten years	169,567	161,440
Due after ten years	1,721,012	1,502,412
Asset-backed securities	19,726	19,815
Commercial mortgage-backed securities	120,613	111,569
Residential mortgage-backed securities	12,493	11,945
Total fixed maturities, available-for-sale	$2,425,413	$2,168,635

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$947	$8,763	$1,833	$29,004
Proceeds from maturities/prepayments	7,042	11,887	39,163	30,120
Gross investment gains from sales and maturities	(24)	68	5	70
Gross investment losses from sales and maturities	(10)	(1,011)	(425)	(2,972)
(Addition to) release of allowance for credit losses	0	667	360	667
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.2 million and $(0.1) million for the six months ended June 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$3	$3
Reductions for securities sold during the period	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

	Three Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,558	$0	$0	$0	$1,558
Additions (reductions) on securities with previous allowance	0	0	(667)	0	0	0	(667)
Balance, end of period	$0	$0	$891	$0	$0	$0	$891

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	(1)	(359)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,558	$0	$0	$0	$1,558
Additions (reductions) on securities with previous allowance	0	0	(667)	0	0	0	(667)
Balance, end of period	$0	$0	$891	$0	$0	$0	$891

See Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended June 30, 2023 there was no activity in the allowance for credit losses on available-for-sale securities.

For the six months ended June 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a restructuring in the transportation sector within corporate securities.

For both the three and six months ended June 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net reduction in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2023 and December 31, 2022.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(0.5) million and $(2.9) million during the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $(4.7) million during the six months ended June 30, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $0.1 million and $(0.4) million during the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $(1.0) million during the six months ended June 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans,” as of the dates indicated:

	June 30, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$60,442	34.0%	$62,434	42.0%
Hospitality	12,700	7.1	12,996	8.7
Industrial	48,067	27.0	17,132	11.5
Office	8,164	4.6	10,568	7.1
Other	11,098	6.2	7,767	5.2
Retail	21,908	12.4	22,123	14.9
Total commercial mortgage loans	162,379	91.3	133,020	89.4
Agricultural property loans	15,486	8.7	15,567	10.6
Total commercial mortgage and agricultural property loans	177,865	100.0%	148,587	100.0%
Allowance for credit losses	(675)		(408)
Total net commercial mortgage and other loans	$177,190		$148,179

As of June 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in New Jersey (12%), Florida (10%), New York (8%), and included loans secured by properties in Europe (11%) and Mexico (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$443	$56	$499	$230	$1	$231
Addition to (release of) allowance for expected losses	179	(3)	176	59	0	59
Allowance, end of period	$622	$53	$675	$289	$1	$290

	Six Months Ended June 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$405	$3	$408	$246	$0	$246
Addition to (release of) allowance for expected losses	217	50	267	43	1	44
Allowance, end of period	$622	$53	$675	$289	$1	$290

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations. For the three months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions.

For the six months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations. For the six months ended June 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to current market conditions, partially offset by net positive migration.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$3,311	$19,946	$782	$0	$11,059	$45,498	$80,596
60%-69.99%	0	15,000	1,615	2,198	15,783	4,072	38,668
70%-79.99%	31,024	0	347	0	5,885	4,080	41,336
80% or greater	0	0	0	0	0	1,779	1,779
Total	$34,335	$34,946	$2,744	$2,198	$32,727	$55,429	$162,379
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$31,871	$34,946	$2,744	$2,198	$28,762	$38,867	$139,388
1.0 - 1.2x	2,464	0	0	0	0	7,050	9,514
Less than 1.0x	0	0	0	0	3,965	9,512	13,477
Total	$34,335	$34,946	$2,744	$2,198	$32,727	$55,429	$162,379
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$0	$1,057	$1,069	$0	$0	$1,015	$3,141
60%-69.99%	0	12,345	0	0	0	0	12,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$0	$13,402	$1,069	$0	$0	$1,015	$15,486
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$0	$13,402	$1,069	$0	$0	$1,015	$15,486
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$0	$13,402	$1,069	$0	$0	$1,015	$15,486

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

See Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$162,379	$0	$0	$0	$162,379	$0
Agricultural property loans	15,486	0	0	0	15,486	0
Total	$177,865	$0	$0	$0	$177,865	$0
(1)As of June 30, 2023, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

For both the three and six months ended June 30, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold. For both the three and six months ended June 30, 2022, there were $3.4 million of commercial mortgage and other loans acquired, other than those through direct origination, and there were $3.8 million of commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$84,605	$74,468
Hedge funds	44,899	42,472
Real estate-related	9,809	10,199
Subtotal equity method	139,313	127,139
Fair value:
Private equity	239	279
Hedge funds	35	55
Real estate-related	1,818	2,055
Subtotal fair value	2,092	2,389
Total LPs/LLCs	141,405	129,528
Derivative instruments	2,823	0
Total other invested assets	$144,228	$129,528

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$24,696	$18,653
Equity securities	1	1
Commercial mortgage and other loans	655	352
Policy loans	10,754	5,612
Short-term investments and cash equivalents	466	604
Total accrued investment income	$36,572	$25,222

There were no significant write-downs on accrued investment income for both the three and six months ended June 30, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$25,194	$18,882	$46,311	$36,007
Fixed maturities, trading	158	265	315	539
Equity securities	91	91	182	182
Commercial mortgage and other loans	2,145	1,061	3,824	2,143
Policy loans	7,565	2,799	10,090	5,571
Other invested assets	4,641	2,462	6,119	6,462
Short-term investments and cash equivalents	1,251	292	3,892	352
Gross investment income	41,045	25,852	70,733	51,256
Less: investment expenses	(1,071)	(988)	(2,099)	(2,023)
Net investment income	$39,974	$24,864	$68,634	$49,233

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities(1)	$(34)	$(276)	$(60)	$(2,235)
Commercial mortgage and other loans	(176)	(50)	(267)	(35)
Other invested assets	(14)	0	(14)	(51)
Derivatives(2)	(4,388)	6,008	(12,629)	23,735
Short term investments and cash equivalents	(5)	(17)	55	(29)
Realized investment gains (losses), net(2)	$(4,617)	$5,665	$(12,915)	$21,385
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(256,775)	$(270,867)
Derivatives designated as cash flow hedges(1)	11,851	14,102
Affiliated notes	0	59
Other investments	225	122
Net unrealized gains (losses) on investments	$(244,699)	$(256,584)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities”, which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$2,996	$0	$2,996	$0	$0	$0
Total cash collateral for loaned securities(1)	$2,996	$0	$2,996	$0	$0	$0
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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

	June 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$135,340	$12,278	$(932)	$117,015	$14,281	$(516)
Total Derivatives Designated as Hedge Accounting Instruments:	$135,340	$12,278	$(932)	$117,015	$14,281	$(516)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$0	$(396)	$30,200	$0	$(383)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	52,012	2,730	(273)	24,035	2,957	0
Foreign Currency
Foreign Currency Forwards	11,263	1,939	(74)	7,520	3	(368)
Equity
Equity Options	783,920	16,431	(28,880)	509,200	555	(20,562)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$877,395	$21,100	$(29,623)	$570,955	$3,515	$(21,313)
Total Derivatives(1)(2)	$1,012,735	$33,378	$(30,555)	$687,970	$17,796	$(21,829)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $161 million and $108 million as of June 30, 2023 and December 31, 2022, respectively included in “Policyholders’ account balances".
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

	June 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$33,378	$(30,555)	$2,823	$(1,490)	$1,333
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$33,378	$(30,555)	$2,823	$(1,490)	$1,333
Offsetting of Financial Liabilities:
Derivatives	$30,555	$(30,555)	$0	$0	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$30,555	$(30,555)	$0	$0	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,796	$(17,796)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,796	$(17,796)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$21,829	$(17,796)	$4,033	$(4,033)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,829	$(17,796)	$4,033	$(4,033)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$38	$0	$470	$(152)	$(662)
Total cash flow hedges	38	0	470	(152)	(662)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(425)	0	0	0	0
Currency	(33)	0	0	0	0
Currency/Interest Rate	(30)	0	0	(3)	0
Credit	0	0	0	0	0
Equity	9,855	0	0	0	0
Embedded Derivatives	(13,793)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(4,426)	0	0	(3)	0
Total	$(4,388)	$0	$470	$(155)	$(662)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$57	$0	$951	$(264)	$(2,251)
Total cash flow hedges	57	0	951	(264)	(2,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(258)	0	0	0	0
Currency	(115)	0	0	0	0
Currency/Interest Rate	(258)	0	0	(11)	0
Credit	0	0	0	0	0
Equity	11,613	0	0	0	0
Embedded Derivatives	(23,668)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(12,686)	0	0	(11)	0
Total	$(12,629)	$0	$951	$(275)	$(2,251)

	Three Months Ended June 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$92	$0	$467	$856	$8,564
Total cash flow hedges	92	0	467	856	8,564
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(561)	0	0	0	0
Currency	373	0	0	0	0
Currency/Interest Rate	2,846	0	0	40	0
Credit	0	0	0	0	0
Equity	(10,040)	0	0	0	0
Embedded Derivatives	13,298	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	5,916	0	0	40	0
Total	$6,008	$0	$467	$896	$8,564

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$123	$0	$918	$1,044	$9,786
Total cash flow hedges	123	0	918	1,044	9,786
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,762)	0	0	0	0
Currency	488	0	0	0	0
Currency/Interest Rate	3,136	0	0	48	0
Credit	0	0	0	0	0
Equity	(11,566)	0	0	0	0
Embedded Derivatives	33,316	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	23,612	0	0	48	0
Total	$23,735	$0	$918	$1,092	$9,786
(1)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(1,507)
Total amount recorded in AOCI	(1,507)
Amount reclassified from AOCI to income
Currency/Interest Rate	(744)
Total amount reclassified from AOCI to income	(744)
Balance, June 30, 2023	$11,851

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2023 values, it is estimated that a pre-tax gain of $1.7 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of June 30, 2023 and December 31, 2022.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.

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

Actuarial assumptions, including contractholder behavior and mortality, are reviewed at least annually, and updated based upon company emerging experience and industry studies, future expectations and other data, including any observable market data. These assumptions are generally updated annually unless a material change that the Company feels is indicative of a long-term trend is observed in an interim period. See "Annual Assumptions Review" in Note 2 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	June 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,238	$0	$	$51,238
Obligations of U.S. states and their political subdivisions	0	179,972	0		179,972
Foreign government bonds	0	78,994	0		78,994
U.S. corporate public securities	0	1,247,945	0		1,247,945
U.S. corporate private securities	0	177,333	9,350		186,683
Foreign corporate public securities	0	154,918	0		154,918
Foreign corporate private securities	0	122,327	3,229		125,556
Asset-backed securities(2)	0	19,815	0		19,815
Commercial mortgage-backed securities	0	91,731	19,838		111,569
Residential mortgage-backed securities	0	11,945	0		11,945
Subtotal	0	2,136,218	32,417		2,168,635
Market risk benefit assets	0	0	533,855		533,855
Fixed maturities, trading	0	23,021	0		23,021
Equity securities	0	71	4,416		4,487
Short-term investments	0	2,000	0		2,000
Cash equivalents	0	79,753	0		79,753
Other invested assets(3)	0	33,378	0	(30,555)	2,823
Reinsurance recoverable	0	0	1,465		1,465
Receivables from parent and affiliates	0	0	0		0
Subtotal excluding separate account assets	0	2,274,441	572,153	(30,555)	2,816,039
Separate account assets(4)(5)	0	12,688,251	0		12,688,251
Total assets	$0	$14,962,692	$572,153	$(30,555)	$15,504,290
Market risk benefit liabilities	$0	$0	$533,855	$	$533,855
Policyholders' account balances	0	0	160,503		160,503
Payables to parent and affiliates	0	30,555	0	(30,555)	0
Total liabilities	$0	$30,555	$694,358	$(30,555)	$694,358

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$61,136	$0	$	$61,136
Obligations of U.S. states and their political subdivisions	0	159,215	0		159,215
Foreign government bonds	0	71,963	0		71,963
U.S. corporate public securities	0	883,405	0		883,405
U.S. corporate private securities	0	168,638	3,803		172,441
Foreign corporate public securities	0	112,962	0		112,962
Foreign corporate private securities	0	112,035	0		112,035
Asset-backed securities(2)	0	18,374	0		18,374
Commercial mortgage-backed securities	0	95,190	20,701		115,891
Residential mortgage-backed securities	0	12,066	0		12,066
Subtotal	0	1,694,984	24,504		1,719,488
Market risk benefit assets(6)	0	0	558,624		558,624
Fixed maturities, trading	0	23,782	0		23,782
Equity securities	0	67	4,291		4,358
Short-term investments	0	3,000	0		3,000
Cash equivalents	0	245,302	0		245,302
Other invested assets(3)	0	17,796	0	(17,796)	0
Reinsurance recoverable	0	0	0		0
Receivables from parent and affiliates	0	688	0		688
Subtotal excluding separate account assets	0	1,985,619	587,419	(17,796)	2,555,242
Separate account assets(4)(5)	0	12,014,623	0		12,014,623
Total assets	$0	$14,000,242	$587,419	$(17,796)	$14,569,865
Market risk benefit liabilities(6)	$0	$0	$558,624	$	$558,624
Policyholders' account balances	0	0	108,144		108,144
Payables to parent and affiliates	0	21,829	0	(17,796)	4,033
Total liabilities	$0	$21,829	$666,768	$(17,796)	$670,801
(1)“Netting” amounts represent cash collateral of $0 million as of both June 30, 2023 and December 31, 2022.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2023 and December 31, 2022, the fair values of such investments were $2.1 million and $2.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At June 30, 2023 and December 31, 2022, the fair value of such investments were $1,078 million and $1,912 million, respectively.
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
(6)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Quantitative Information Regarding Internally Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	June 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$11,249	Discounted cash flow	Discount rate	9.67%	13.29%	11.65%	Decrease
Commercial mortgage-backed securities	$19,838	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$533,855	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.57%	2.26%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$533,855	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.57%	2.26%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$160,503	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.57%	2.32%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	10%	27%		Increase
			Option budget(10)	(1)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,803	Discounted cash flow	Discount rate	10.18%	10.18%	10.18%	Decrease
Commercial mortgage-backed securities	$20,701	Discounted cash flow	Liquidity premium	60%	75%	69.05%	Decrease
Market risk benefit assets(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.50%	2.20%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Liabilities:
Market risk benefit liabilities(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.50%	2.20%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(9)	$108,144	Discounted cash flow	Lapse rate(4)	1%	6%		Decrease
			Spread over SOFR(5)	0.53%	2.26%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	18%	28%		Increase
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
(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements, living benefit guarantees, and index-linked interest crediting guarantees are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of June 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(11)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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

Changes in Level 3 Assets and Liabilities – The following tables describe changes in fair values of Level 3 assets and liabilities as of the dates indicated, as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to those assets and liabilities still held at the end of their respective periods (excluding MRBs disclosed in Note 10). When a determination is made to classify assets and liabilities within Level 3, the determination is based on significance of the unobservable inputs in the overall fair value measurement. All transfers are based on changes in the observability of the valuation inputs, including the availability of pricing service information that the Company can validate. Transfers into Level 3 are generally the result of unobservable inputs utilized within valuation methodologies and the use of indicative broker quotes for assets that were previously valued using observable inputs. Transfers out of Level 3 are generally due to the use of observable inputs in valuation methodologies as well as the availability of pricing service information for certain assets that the Company can validate.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2023(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,576	$22	$8,995	$0	$0	$(14)	$0	$0	$0	$12,579	$(21)
Structured securities(3)	19,881	82	0	0	0	(125)	0	0	0	19,838	93
Other assets:
Equity securities	4,294	122	0	0	0	0	0	0	0	4,416	122
Reinsurance recoverables	1,357	108	0	0	0	0	0	0	0	1,465	108
Liabilities:
Policyholders' account balances(4)	(127,032)	(13,916)	0	0	(19,555)	0	0	0	0	(160,503)	(9,227)

	Three Months Ended June 30, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$108	$(4)	$0	$0	$72
Other assets:
Equity securities	0	122	0	0	0	122	0
Reinsurance recoverables	108	0	0	0	108	0	0
Liabilities:
Policyholders' account balances	(13,916)	0	0	0	(9,227)	0	0

	Six Months Ended June 30, 2023(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,803	$(14)	$12,639	$0	$0	$(3,849)	$0	$0	$0	$12,579	$(58)
Structured securities(3)	20,701	(651)	0	0	0	(212)	0	0	0	19,838	(627)
Other assets:
Equity securities	4,291	125	0	0	0	0	0	0	0	4,416	125
Reinsurance recoverables	0	1,465	0	0	0	0	0	0	0	1,465	1,465
Liabilities:
Policyholders' account balances(4)	(108,144)	(24,748)	0	0	(27,611)	0	0	0	0	(160,503)	(22,086)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(648)	$(15)	$0	$0	$(685)
Other assets:
Equity securities	0	125	0	0	0	125	0
Reinsurance recoverables	1,465	0	0	0	1,465	0	0
Liabilities:
Policyholders' account balances	(24,748)	0	0	0	(22,086)	0	0

	Three Months Ended June 30, 2022(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$20,823	$667	$0	$0	$0	$0	$0	$0	$(18,219)	$3,271	$667
Structured securities(3)	24,397	(2,429)	320	0	0	(118)	0	0	0	22,170	(2,419)
Other assets:
Equity securities	5,298	(445)	0	0	0	0	0	0	0	4,853	(445)
Reinsurance recoverables	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(4)	(130,930)	12,604	0	0	0	5,654	0	0	0	(112,672)	11,430

	Three Months Ended June 30, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$667	$0	$(2,418)	$(11)	$667	$0	$(2,419)
Other assets:
Equity securities	0	(445)	0	0	0	(445)	0
Reinsurance recoverables	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	12,604	0	0	0	11,430	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$24,319	$(2,197)	$0	$0	$0	$(632)	$0	$0	$(18,219)	$3,271	$(2,154)
Structured securities(3)	27,274	(5,224)	320	0	0	(200)	0	0	0	22,170	(5,215)
Other assets:
Equity securities	5,812	(959)	0	0	0	0	0	0	0	4,853	(959)
Reinsurance recoverables	0	0	0	0	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances(4)	(153,127)	32,157	0	0	0	8,298	0	0	0	(112,672)	33,037

	Six Months Ended June 30, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$667	$0	$(8,079)	$(9)	$667	$0	$(8,036)
Other assets:
Equity securities	0	(959)	0	0	0	(959)	0
Reinsurance recoverables	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	32,157	0	0	0	33,037	0	0
(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(2)Includes U.S. corporate private securities and foreign corporate private securities.
(3)Includes commercial mortgage-backed securities.
(4)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(5)Effective January 1, 2021, Future policy benefits previously included in “changes in level 3 assets and liabilities” are reported in Note 10 Market Risk Benefits.
(6)Excludes MRB assets of $534 million and $645 million and MRB liabilities of $534 million and $645 million for period ending June 30, 2023 and 2022, respectively. See Note 10 for additional information.

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

	June 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$170,397	$170,397	$177,190
Policy loans	0	0	1,112,432	1,112,432	1,112,432
Short-term investments	4,500	0	0	4,500	4,500
Cash and cash equivalents	923	0	0	923	923
Accrued investment income	0	36,572	0	36,572	36,572
Reinsurance recoverables	0	0	23,550	23,550	25,682
Receivables from parent and affiliates	0	25,002	0	25,002	25,002
Other assets	0	2,655	0	2,655	2,655
Total assets	$5,423	$64,229	$1,306,379	$1,376,031	$1,384,956
Liabilities:
Policyholders’ account balances - investment contracts	$0	$158,204	$33,519	$191,723	$193,806
Cash collateral for loaned securities	0	2,996	0	2,996	2,996
Short-term debt to affiliates	0	3	0	3	3
Payables to parent and affiliates	0	10	0	10	10
Other liabilities	0	45,119	0	45,119	45,119
Total liabilities	$0	$206,332	$33,519	$239,851	$241,934

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$141,513	$141,513	$148,179
Policy loans	0	0	212,063	212,063	212,063
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	10,465	0	0	10,465	10,465
Accrued investment income	0	25,222	0	25,222	25,222
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	18,660	0	18,660	18,660
Other assets	0	3,852	0	3,852	3,852
Total assets	$14,465	$47,734	$378,703	$440,902	$449,624
Liabilities:
Policyholders’ account balances - investment contracts	$0	$180,576	$36,746	$217,322	$219,378
Cash collateral for loaned securities	0	0	0	0	0
Short-term debt to affiliates	0	0	0	0	0
Payables to parent and affiliates	0	3,513	0	3,513	3,513
Other liabilities	0	51,312	0	51,312	51,312
Total liabilities	$0	$235,401	$36,746	$272,147	$274,203
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

Deferred Policy Acquisition Costs
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2023
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$70,213	$281,661	$351,874
Capitalization	8,675	21,730	30,405
Amortization expense	(3,318)	(6,618)	(9,936)
Other	0	1	1
Balance, end of period	$75,570	$296,774	$372,344

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$62,091	$246,653	$308,744
Capitalization	7,944	25,023	32,967
Amortization expense	(3,349)	(6,213)	(9,562)
Other	0	(4)	(4)
Balance, end of period	$66,686	$265,459	$332,145

Deferred Reinsurance Losses

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

Six Months Ended June 30, 2023
Variable Annuities
(in thousands)
Balance, beginning of period	$17,425
Amortization expense	(740)
Balance, end of period	$16,685

Six Months Ended June 30, 2022
Variable Annuities
(in thousands)
Balance, beginning of period	$18,977
Amortization expense	(787)
Balance, end of period	$18,190

7.    SEPARATE ACCOUNTS

The Company issues variable annuity and variable life insurance contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder. Most variable annuity and variable life insurance contracts are offered with both separate and general account options. See Note 9 for additional information.

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within future policy benefits or market risk benefits. Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Realized investment gains (losses), net”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,027,161	$7,430,452
Fixed Income	3,969,001	3,973,001
Other	692,089	611,170
Other invested assets	1,078,095	1,912,335
Total	$13,766,346	$13,926,958

For the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	18,998	97,170	116,168
Investment performance	686,380	525,792	1,212,172
Policy charges	(111,432)	(51,014)	(162,446)
Surrenders and withdrawals	(401,647)	(24,808)	(426,455)
Benefit payments	(4,399)	(22,407)	(26,806)
Net transfers (to) from general account(1)	(812)	(878,000)	(878,812)
Other	500	5,067	5,567
Balance, end of period	$9,116,156	$4,650,190	$13,766,346

Cash surrender value(2)	$8,960,507	$4,545,287	$13,505,794

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,982,322	$5,940,046	$17,922,368
Deposits	41,611	99,025	140,636
Investment performance	(2,053,249)	(1,018,134)	(3,071,383)
Policy charges	(124,562)	(50,813)	(175,375)
Surrenders and withdrawals	(409,258)	(20,149)	(429,407)
Benefit payments	(2,097)	(30,723)	(32,820)
Net transfers (to) from general account	(1,199)	(19,926)	(21,125)
Other	518	4,293	4,811
Balance, end of period	$9,434,086	$4,903,619	$14,337,705

Cash surrender value(2)	$9,231,550	$4,810,365	$14,041,915
(1)Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

8.    LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability; and
•Additional Insurance Reserves

In 2023, the Company recognized an immaterial impact to net income attributable to the actuarial assumption update for direct and assumed benefit reserves. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed additional insurance reserves, primarily due to unfavorable model refinements, partially offset by favorable updates to economic assumptions, including expected future rates of returns on investments on universal life policies with secondary guarantees.

In 2022, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed benefit reserves, primarily due to updates to mortality assumptions on individual term life insurance. Additionally, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update and other refinements for direct and assumed additional insurance reserves, primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(22,641)	(554)	(23,195)
Adjusted balance, beginning of period	1,467,577	(554)	1,467,023
Issuances	39,930	1,953	41,883
Net premiums / considerations collected	(84,676)	(1,399)	(86,075)
Interest accrual	34,182	0	34,182
Balance at original discount rate, end of period	1,457,013	0	1,457,013
Effect of cumulative changes in discount rate assumptions, end of period	(62,821)	0	(62,821)
Balance, end of period	$1,394,192	$0	$1,394,192

	Six Months Ended June 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(28,981)	301	(28,680)
Adjusted balance, beginning of period	2,659,970	18,660	2,678,630
Issuances	39,930	1,952	41,882
Interest accrual	64,902	336	65,238
Benefit payments	(90,205)	(1,119)	(91,324)
Other adjustments	(1,090)	0	(1,090)
Balance at original discount rate, end of period	2,673,507	19,829	2,693,336
Effect of cumulative changes in discount rate assumptions, end of period	(111,116)	(1,994)	(113,110)
Balance, end of period	$2,562,391	$17,835	$2,580,226

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$1,168,199	$17,835	$1,186,034
Less: Reinsurance recoverable	1,014,262	17,835	1,032,097
Balance after reinsurance recoverable, end of period, post-flooring	$153,937	$0	$153,937

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,641,933	$0	$1,641,933
Effect of cumulative changes in discount rate assumptions, beginning of period	(253,752)	0	(253,752)
Balance at original discount rate, beginning of period	1,388,181	0	1,388,181
Effect of assumption update	174,263	0	174,263
Effect of actual variances from expected experience and other activity	(32,555)	(79)	(32,634)
Adjusted balance, beginning of period	1,529,889	(79)	1,529,810
Issuances	27,412	614	28,026
Net premiums / considerations collected	(84,791)	(535)	(85,326)
Interest accrual	34,077	0	34,077
Balance at original discount rate, end of period	1,506,587	0	1,506,587
Effect of cumulative changes in discount rate assumptions, end of period	6,153	0	6,153
Balance, end of period	$1,512,740	$0	$1,512,740

	Six Months Ended June 30, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,041,562	$19,314	$3,060,876
Effect of cumulative changes in discount rate assumptions, beginning of period	(561,455)	(1,459)	(562,914)
Balance at original discount rate, beginning of period	2,480,107	17,855	2,497,962
Effect of assumption update	255,336	0	255,336
Effect of actual variances from expected experience and other activity	(59,036)	295	(58,741)
Adjusted balance, beginning of period	2,676,407	18,150	2,694,557
Issuances	27,412	614	28,026
Interest accrual	63,599	300	63,899
Benefit payments	(77,240)	(1,233)	(78,473)
Other adjustments	(104)	(74)	(178)
Balance at original discount rate, end of period	2,690,074	17,757	2,707,831
Effect of cumulative changes in discount rate assumptions, end of period	30,830	(1,268)	29,562
Balance, end of period	$2,720,904	$16,489	$2,737,393

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$1,208,164	$16,489	$1,224,653
Less: Reinsurance recoverable	1,060,616	16,489	1,077,105
Balance after reinsurance recoverable, end of period, post-flooring	$147,548	$0	$147,548
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,033,319	$0
Discounted expected future gross premiums (at original discount rate)	$2,038,752	$0
Discounted expected future gross premiums (at current discount rate)	$1,956,995	$0
Undiscounted expected future benefits and expenses	$4,318,149	$25,658
Interest accrual	$30,719	$336
Gross premiums	$120,619	$1,640
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.29%	3.51%
Weighted-average interest rate (at current discount rate)	5.29%	5.25%

	Six Months Ended June 30, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,079,741	$0
Discounted expected future gross premiums (at original discount rate)	$2,074,464	$0
Discounted expected future gross premiums (at current discount rate)	$2,086,295	$0
Undiscounted expected future benefits and expenses	$4,372,316	$23,325
Interest accrual	$29,523	$300
Gross premiums	$124,503	$848
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	11	6
Weighted-average interest rate (at original discount rate)	5.37%	3.42%
Weighted-average interest rate (at current discount rate)	4.64%	4.52%
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

In the first six months of 2023, there was a $4 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $4 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first six months of 2022, there was a $15 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $14 million gain, reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first six months of 2022 is primarily due to unfavorable assumption updates related to individual term life products.

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$1,684	$1,726
Effect of actual variances from expected experience and other activity	(290)	(216)
Adjusted balance, beginning of period	1,394	1,510
Profits deferred	231	309
Interest accrual	26	31
Amortization	(93)	(122)
Other adjustments	0	(5)
Balance, end of period	1,558	1,723
Less: Reinsurance recoverable	1,558	1,723
Balance after reinsurance recoverable	$0	$0
The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Six Months Ended June 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$126	$4
Interest accrual	26	31
(1)Represents the gross premiums collected in changes in deferred profit liability.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$827,478	$703,968
Flooring impact and amounts in AOCI	91,115	(71,467)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	918,593	632,501
Effect of assumption update	9,713	180,404
Effect of actual variances from expected experience and other activity	(1,422)	(31,138)
Adjusted balance, beginning of period	926,884	781,767
Assessments collected(1)	39,374	79,478
Interest accrual	15,913	12,426
Benefits paid	(4,958)	(8,258)
Balance, excluding amounts in AOCI, end of period, pre-flooring	977,213	865,413
Flooring impact and amounts in AOCI	(74,643)	(61,173)
Balance, including amounts in AOCI, end of period, post-flooring	902,570	804,240
Less: Reinsurance recoverable	865,078	769,647
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$37,492	$34,593
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2023	2022
	($ in thousands)
Interest accrual	$15,913	$12,426
Gross assessments	$109,288	$173,966
Weighted-average duration of the liability in years (at original discount rate)	27	28
Weighted-average interest rate (at original discount rate)	3.42%	3.78%

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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,186,034	$1,224,653
Deferred profit liability, end of period, post-flooring	1,558	1,723
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	902,570	804,240
Subtotal of amounts disclosed above	2,090,162	2,030,616
Other Future policy benefits reserves(1)	180,082	164,594
Total Future policy benefits	$2,270,244	$2,195,210
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2023
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$1,640	$120,619	$0	$122,259
Deferred profit liability	126	0	0	126
Additional insurance reserves	0	0	109,288	109,288
Total	$1,766	$120,619	$109,288	$231,673

	Six Months Ended June 30, 2022
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$848	$124,503	$0	$125,351
Deferred profit liability	4	0	0	4
Additional insurance reserves	0	0	173,966	173,966
Total	$852	$124,503	$173,966	$299,321
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for deferred profit liability and "Gross assessments" for additional insurance reserves.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$336	$30,719	$0	$31,055
Deferred profit liability	26	0	0	26
Additional insurance reserves	0	0	15,913	15,913
Total	$362	$30,719	$15,913	$46,994

	Six Months Ended June 30, 2022
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$300	$29,523	$0	$29,823
Deferred profit liability	31	0	0	31
Additional insurance reserves	0	0	12,426	12,426
Total	$331	$29,523	$12,426	$42,280

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$327,124	$2,084,680	$2,411,804
Deposits	109,262	109,864	219,126
Interest credited	3,122	29,248	32,370
Policy charges	(72)	(72,638)	(72,710)
Surrenders and withdrawals	(19,356)	(52,878)	(72,234)
Benefit payments	(1,312)	(2,044)	(3,356)
Net transfers (to) from separate account(1)	812	878,000	878,812
Change in market value and other adjustments(2)	6,776	18,228	25,004
Balance, end of period	426,356	2,992,460	3,418,816
Less: Reinsurance and other recoverables(3)	418,986	770,582	1,189,568
Policyholders' account balance net of reinsurance and other recoverables	$7,370	$2,221,878	$2,229,248

Unearned revenue reserve			343,618
Other(4)			47,080
Total Policyholders' account balance			$3,809,514

Weighted-average crediting rate	1.66%	2.30%	2.22%
Net amount at risk(5)	$0	$34,019,813	$34,019,813
Cash surrender value(6)	$415,466	$2,653,822	$3,069,288

(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(3) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(4) Includes $38 million of fixed annuities account balances.
(5) The net amount at risk calculation includes both general and separate account balances.
(6) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$344,945	$2,052,065	$2,397,010
Deposits	933	122,497	123,430
Interest credited	3,104	31,684	34,788
Policy charges	(93)	(72,282)	(72,375)
Surrenders and withdrawals	(9,716)	(68,251)	(77,967)
Benefit payments	(2,198)	1,420	(778)
Net transfers (to) from separate account	1,199	19,926	21,125
Change in market value and other adjustments(1)	0	(32,157)	(32,157)
Balance, end of period	338,174	2,054,902	2,393,076
Less: Reinsurance and other recoverables(2)	334,311	745,131	1,079,442
Policyholders' account balance net of reinsurance and other recoverables	$3,863	$1,309,771	$1,313,634

Unearned revenue reserve			282,229
Other(3)			50,116
Total Policyholders' account balance			$2,725,421

Weighted-average crediting rate	1.82%	3.09%	2.91%
Net amount at risk(4)	$0	$33,000,921	$33,000,921
Cash surrender value(5)	$333,810	$1,718,120	$2,051,930

(1) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(3) Includes $41 million of fixed annuities account balances.
(4) The net amount at risk calculation includes both general and separate account balances.
(5) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

The Company issues variable life and universal life insurance contracts which may also include a “no-lapse guarantee” where the Company contractually guarantees to the contractholder a death benefit even when the account value drops to zero, as long as the “no-lapse guarantee” premium is paid.

The net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including contractholder mortality, contract lapses, and premium pattern, as well as interest rate and equity market returns.

The Company also issues annuity contracts that provide certain death benefit and/or living benefit guarantees and are accounted for as MRBs. See Note 10 for additional information, including the net amount at risk associated with these guarantees.

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$776	$0	$0	$0	$776
1.00% - 1.99%	186,148	1,588	0	0	187,736
2.00% - 2.99%	1,749	0	0	0	1,749
3.00% - 4.00%	122,047	95	0	0	122,142
Greater than 4.00%	128	0	0	0	128
Total	$310,848	$1,683	$0	$0	$312,531
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$602	$602
1.00% - 1.99%	18,813	0	426,351	22,516	467,680
2.00% - 2.99%	3,837	155,149	181,068	27,727	367,781
3.00% - 4.00%	145,807	384,899	920,853	0	1,451,559
Greater than 4.00%	375,429	0	0	0	375,429
Total	$543,886	$540,048	$1,528,272	$50,845	$2,663,051

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

	June 30, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	197,549	1,599	0	0	199,148
2.00% - 2.99%	1,885	0	0	0	1,885
3.00% - 4.00%	140,189	0	0	0	140,189
Greater than 4.00%	123	0	0	0	123
Total	$339,746	$1,599	$0	$0	$341,345
Variable Life / Universal Life
Less than 1.00%	$1,033	$0	$0	$0	$1,033
1.00% - 1.99%	45,199	0	95,357	295,379	435,935
2.00% - 2.99%	653	0	186,693	161,827	349,173
3.00% - 4.00%	135,558	3,909	453,363	0	592,830
Greater than 4.00%	359,386	0	0	0	359,386
Total	$541,829	$3,909	$735,413	$457,206	$1,738,357

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$313,711	$251,573
Unearned revenue	37,643	37,222
Amortization expense	(7,736)	(6,622)
Other adjustments	0	56
Balance, end of period	343,618	282,229
Less: Reinsurance recoverables	88,604	72,767
Unearned revenue reserve net of reinsurance recoverables	$255,014	$209,462

10.    MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	54,681	(54,681)	0
Claims paid	(2,665)	2,665	0
Interest accrual	14,242	(14,242)	0
Actual in force different from expected	4,045	(4,045)	0
Effect of changes in interest rates	(72,247)	72,247	0
Effect of changes in equity markets	(112,568)	112,568	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(10,916)	10,916	0
Effect of changes in current period counterparty non-performance risk	0	(7,141)	(7,141)
Balance, end of period, before effect of changes in non-performance risk	466,264	(310,236)	156,028
Effect of cumulative changes in non-performance risk	(156,028)	0	(156,028)
Balance, end of period	$310,236	$(310,236)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$796,913	$(796,913)	$0
Effect of cumulative changes in non-performance risk	21,123	0	21,123
Balance, beginning of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Attributed fees collected	62,299	(62,299)	0
Claims paid	(318)	318	0
Interest accrual	2,401	(2,401)	0
Actual in force different from expected	4,852	(4,852)	0
Effect of changes in interest rates	(437,192)	437,192	0
Effect of changes in equity markets	277,899	(277,899)	0
Effect of assumption update	(17,430)	17,430	0
Effect of changes in current period counterparty non-performance risk	0	174,828	174,828
Balance, end of period, before effect of changes in non-performance risk	710,547	(514,596)	195,951
Effect of cumulative changes in non-performance risk	(195,951)	0	(195,951)
Balance, end of period	$514,596	$(514,596)	$0

In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct market risk benefits, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct market risk benefits, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities.

The Company issues certain variable annuity insurance contracts where the Company contractually guarantees to the contractholder a return of no less than (1) total deposits made to the contract adjusted for any partial withdrawals plus a minimum return, and/or (2) the highest anniversary contract value on a specified date adjusted for any withdrawals. These guarantees include benefits that are payable in the event of death, annuitization or at specified dates during the accumulation period and withdrawal and income benefits payable during specified periods.

The Company also issues indexed variable annuity contracts for which the return is tied to the return of specific indices where the Company contractually guarantees to the contractholder a return of no less than total deposits made to the contract adjusted for any partial withdrawals upon death. In certain of these indexed variable annuity contracts, the Company also contractually guarantees to the contractholder withdrawal benefits payable during specific periods.

For guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. The Company’s primary risk exposures for these contracts relates to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including fixed income and equity market returns, contract lapses and contractholder mortality.

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2023	June 30, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$851,082	$854,471
Weighted-average attained age of contractholders	69	67
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2023	June 30, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$533,855	$644,900
Market risk benefit liabilities	533,855	644,900
Net liability	$0	$0

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$3,276,582	$3,098,248
Policy loans	(23,509)	(22,999)
Deferred policy acquisition costs(1)	(629,916)	(646,737)
Deferred sales inducements(1)	(36,745)	(38,146)
Market risk benefit assets(1)	422,045	478,439
Other assets(1)	41,885	42,265
Market risk benefit liabilities(1)	111,810	80,185
Other liabilities(1)	72,925	115,351
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Reinsurance recoverables by counterparty are broken out below:

	June 30, 2023	December 31, 2022
	(in thousands)
Prudential Insurance(1)	$538,913	$456,633
PAR U(1)	1,639,772	1,575,260
PARCC(1)	437,276	464,142
PAR Term(1)	275,431	258,169
Term Re(1)	256,758	232,796
DART(1)	92,635	73,702
Pruco Life(1)	33,482	34,720
Unaffiliated	2,315	2,826
Total reinsurance recoverables	$3,276,582	$3,098,248
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Premiums:
Direct(1)	$61,114	$62,036	$123,697	$125,366
Ceded(1)	(51,548)	(53,785)	(103,954)	(108,095)
Net premiums(1)	9,566	8,251	19,743	17,271
Policy charges and fee income:
Direct(1)	88,140	94,292	174,653	190,218
Ceded(1)(2)	(66,797)	(78,015)	(139,172)	(163,346)
Net policy charges and fee income(1)	21,343	16,277	35,481	26,872
Net investment income:
Direct	40,171	25,068	69,057	49,631
Ceded	(197)	(204)	(423)	(398)
Net investment income	39,974	24,864	68,634	49,233
Asset administration fees:
Direct	8,990	9,581	17,766	20,083
Ceded	(6,720)	(7,471)	(13,416)	(15,713)
Net asset administration fees	2,270	2,110	4,350	4,370
Realized investment gains (losses), net:
Direct(1)	(4,796)	5,002	(14,253)	20,229
Ceded(1)	179	663	1,338	1,156
Realized investment gains (losses), net(1)	(4,617)	5,665	(12,915)	21,385
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	163,290	37,560	149,489	166,371
Ceded(1)	(140,421)	(125,560)	(142,348)	(341,199)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	22,869	(88,000)	7,141	(174,828)
Policyholders’ benefits (including change in reserves):
Direct(1)	114,251	105,463	221,588	234,173
Ceded(1)(3)	(98,530)	(100,453)	(187,528)	(215,328)
Net policyholders’ benefits (including change in reserves)(1)	15,721	5,010	34,060	18,845
Change in estimates of liability for future policy benefits:
Direct(1)	6,116	236,846	2,199	223,028
Ceded(1)	(6,757)	(223,488)	(4,282)	(210,847)
Net change in estimates of liability for future policy benefits(1)	(641)	13,358	(2,083)	12,181
Interest credited to policyholders’ account balances:
Direct(1)	21,897	20,669	39,919	40,466
Ceded(1)	(8,274)	(8,728)	(16,159)	(17,331)
Net interest credited to policyholders’ account balances	13,623	11,941	23,760	23,135
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(34,415)	(36,188)	(67,365)	(73,465)
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(2)Includes $(1.3) million and $(1.2) million of unaffiliated activity for the three months ended June 30, 2023 and 2022, respectively, and $(2.5) million and $(2.5) million for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes $(1.9) million and $0.0 million of unaffiliated activity for the three months ended June 30, 2023 and 2022, respectively, and $(1.9) million and $(0.1) million for the six months ended June 30, 2023 and 2022, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$154,260,673	$154,946,946
Reinsurance ceded	(139,790,450)	(141,076,514)
Net life insurance face amount in force	$14,470,223	$13,870,432

Significant Affiliated Reinsurance Agreements

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

The Company's income tax provision amounted to an income tax expense of $3.5 million, or 12.05% of income (loss) from operations before income taxes in the first six months of 2023, compared to an income tax benefit of $(43.3) million, or 29.98%, in the first six months of 2022. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	171	14,245	(3,118)	(7,141)	4,157
Amounts reclassified from AOCI	0	(684)	0	0	(684)
Income tax benefit (expense)	(78)	(2,806)	654	1,500	(730)
Balance, June 30, 2023	$(1,121)	$(165,631)	$10,040	$123,265	$(33,447)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$121,075	$(34,788)	$16,688	$101,987
Change in OCI before reclassifications	(417)	(310,270)	47,735	174,829	(88,123)
Amounts reclassified from AOCI	0	150	0	0	150
Income tax benefit (expense)	97	65,116	(10,025)	(36,713)	18,475
Balance, June 30, 2022	$(1,308)	$(123,929)	$2,922	$154,804	$32,489
(1)Includes cash flow hedges of $12 million and $14 million as of June 30, 2023 and December 31, 2022, respectively, and $15 million and $5 million as of June 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$357	$1,415	$744	$2,085
Net unrealized investment gains (losses) on available-for-sale securities	(34)	(275)	(60)	(2,235)
Total net unrealized investment gains (losses)(4)	323	1,140	684	(150)
Total reclassifications for the period	$323	$1,140	$684	$(150)
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of June 30, 2023. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$(256,584)	$(83,712)	$117,070	$46,840	$(176,386)
Net investment gains (losses) on investments arising during the period	12,569	0	0	(2,595)	9,974
Reclassification adjustment for (gains) losses included in net income	(684)	0	0	141	(543)
Impact of net unrealized investment (gains) losses	0	14,702	(13,026)	(352)	1,324
Balance, June 30, 2023	$(244,699)	$(69,010)	$104,044	$44,034	$(165,631)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended June 30, 2023 and 2022, and $0.0 million for both the six months ended June 30, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $0.0 million for both the three months ended June 30, 2023 and 2022, and $0.3 million for both the six months ended June 30, 2023 and 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.2 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million for both the six months ended June 30, 2023 and 2022.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million for both the six months ended June 30, 2023 and 2022.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $12 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $20 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $4 million and $2 million for the three months ended June 30, 2023 and 2022, respectively, and $8 million and $4 million for the six months ended June 30, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold three Corporate-Owned Life Insurance ("COLI") policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,281 million at June 30, 2023 and $2,946 million at December 31, 2022. Fees related to these COLI policies were $6 million and $7 million for the three months ended June 30, 2023 and 2022, respectively, and $12 million and $14 million for the six months ended June 30, 2023 and 2022, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of June 30, 2023. Interest income related to the policy loan was $5 million for both the three and six months ended June 30, 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million for both the three months ended June 30, 2023 and 2022, and $1.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $54 million and $51 million of investments in joint ventures as of June 30, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $(0.4) million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, and $(0.4) million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $7 million and $8 million for the three months ended June 30, 2023 and 2022, respectively, and $14 million and $16 million for the six months ended June 30, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended June 30, 2023 and 2022, and $4 million for both the six months ended June 30, 2023 and 2022. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rates			June 30, 2023	December 31, 2022
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$0	$688
Total long-term notes receivable - affiliated(1)					$0	$688
(1)All long-term notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances. In 2023, the notes receivable as of December 31, 2022 were called prior to the maturity date within 2027.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued interest receivable related to these loans was $0.0 million for both June 30, 2023 and December 31, 2022. Revenues related to these loans were $0.0 million for both the three months ended June 30, 2023 and 2022, and $0.0 million for both the six months ended June 30, 2023 and 2022, and are included in “Other income (loss)”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2023 and for the year ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$21,389	$19,630	$(1,390)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. There was $0.0 million and no debt outstanding as of June 30, 2023 and December 31, 2022, respectively.

The total interest expense to the Company related to loans payable to affiliates was $0.1 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively and $0.1 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively.

Contributed Capital and Dividends

In February 2023, the Company received a capital contribution in the amount of $175 million from Pruco Life. In February, March, September and December 2022, the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively.

Through June 2023 and December 2022, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of June 30, 2023 and December 31, 2022, the outstanding balances on these commitments were $2 million and $15 million, respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either June 30, 2023 or December 31, 2022. For the three and six months ended June 30, 2023 and 2022, there was no change in allowance for credit losses. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of June 30, 2023 and December 31, 2022, $82 million and $62 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2023 or 2022.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, and should be read in conjunction with the complete descriptions provided therein.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2023, compared with December 31, 2022, and its results of operations for the three and six months ended June 30, 2023 and 2022. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the MD&A and the restated audited Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is expected to close by the end of 2023, subject to receipt of regulatory approvals and the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “—Liquidity and Capital Resources—Liquidity—Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.

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

•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability represents the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow projections are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow projections, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cash flows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead. For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.

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

•For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the current net reserves are less than the best estimate liability, the existing net reserves are adjusted by first reducing the associated deferred sales inducements (“DSI”) by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the DSI for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings. Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in "Accumulated other comprehensive income (loss)" ("AOCI").

Annual assumptions review and quarterly adjustments

The assumptions used in establishing reserves are generally based on the Company’s experience, industry experience and/or other factors, as applicable. We update our actuarial assumptions, such as mortality, morbidity, retirement and policyholder behavior assumptions, annually unless a material change in our own experience or in industry experience made available to us is observed in an interim period that we feel is indicative of a long-term trend. Generally, we do not expect trends to change significantly in the short-term and, to the extent these trends may change, we expect such changes to be gradual over the long-term.

We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, other contractholder behavior assumptions, economic assumptions, and expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. The impact on our results of operations of changes in these assumptions can be offsetting and we are unable to predict their movement or offsetting impact over time.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.6% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2023 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the U.S. Treasury rate unchanged and continue to grade to a rate of 3.25% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Unaudited Interim Financial Statements.

Policyholders’ Account Balances

Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. The liability also includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives, including changes in non-performance risk (“NPR”) are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

Market Risk Benefits

Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRB will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in a decrease and an increase to net income of $95 million and $105 million, respectively. For additional information regarding the valuation of these MRB features, see Note 10 to the Unaudited Interim Financial Statements.

Sensitivities for Insurance Assets and Liabilities

The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2022, balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

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

June 30, 2023
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
(1)MRB impact reflects the net impact of MRB assets and liabilities prior to hedging.
(2)The lapse sensitivity shocks applied for the post-level premium period for term products are capped at the level where the rates would equal 100% under an increase lapse scenario. The same capped shock levels are also applied for the decrease lapse scenario.
(3)Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.

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
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

For further discussion of impacts that could result from changes in these key estimates and assumptions, see our restated “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023.

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

Changes in Financial Position

Total assets increased $1.2 billion from $20.6 billion at December 31, 2022 to $21.8 billion at June 30, 2023. Significant components were:
•Total investments increased $1.4 billion primarily driven by an increase in policy loans from variable life contracts and an increase in fixed maturity investment from the reinvestment of cash and cash equivalents; and
•Separate account assets decreased $0.1 billion primarily driven by separate account transfers to fund variable life contract policy loans, mostly offset by favorable equity market performance.
Total liabilities increased $1.0 billion from $19.6 billion at December 31, 2022 to $20.6 billion at June 30, 2023
•Policyholders' account balances increased $1 billion primarily driven by separate account transfers to fund variable life contract policy loans; and
•Separate account liabilities decreased $0.1 billion corresponding to the decrease in separate account assets, as mentioned above.
Total equity increased $0.2 billion from $1.0 billion at December 31, 2022 to $1.2 billion at June 30, 2023 primarily driven by a $175 million capital contribution to fund statutory reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $119 million from a loss of $78 million for the three months ended June 30, 2022 to income of $41 million for the three months ended June 30, 2023. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $11 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $108 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Six Months Comparison

Income (loss) from operations before income taxes increased $173 million from a loss of $144 million for the six months ended June 30, 2022 to income of $29 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations increased $162 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues increased $125 million from a loss of $33 million for the three months ended June 30, 2022 to a gain of $92 million for the three months ended June 30, 2023. This includes an unfavorable comparative increase of $4 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $129 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR.
Benefits and expenses increased $5 million from $45 million for the three months ended June 30, 2022 to $50 million for the three months ended June 30, 2023. This includes a favorable comparative increase of $15 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $20 million primarily driven by:
•Higher Policyholders' benefits due to business growth in traditional life product reserves, net of reinsurance; and
•Higher General and administrative expenses driven by recent product launches.

Six Months Comparison
Revenues increased $184 million from a loss of $60 million for the six months ended June 30, 2022 to a gain of $124 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues increased $188 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR.
Benefits and expenses increased $9 million from $85 million for the six months ended June 30, 2022 to $94 million for the six months ended June 30, 2023. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $24 million primarily driven by:
•Higher Policyholders' benefits due to business growth in traditional life product reserves, net of reinsurance; and
•Higher General and administrative expenses driven by recent product launches.

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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2023 and December 31, 2022, the Company had liquid assets of $2,283 million and $2,010 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $87 million and $263 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, $2,067 million, or 95%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
Prudential Funding, LLC
Prudential Financial and Prudential Funding borrow funds in the capital markets primarily through the direct issuance of commercial paper. The borrowings serve as an additional source of financing to meet our working capital needs. Prudential Funding operates under a support agreement with Prudential Insurance whereby Prudential Insurance has agreed to maintain Prudential Funding’s positive tangible net worth at all times.
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

As of both June 30, 2023, and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of June 30, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of June 30, 2023, there have been no material changes in our exposure to market risk from December 31, 2022, a description of which may be found in our restated Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the year ended December 31, 2022, included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 10, 2023