Form 10-Q
period 2023-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2023-11-09
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 9, 2023, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2023 and December 31, 2022 (in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2023-$4; 2022-$363) (amortized cost: 2023-$2,542,677; 2022-$1,990,718)	$2,147,672	$1,719,488
Fixed maturities, trading, at fair value (amortized cost: 2023-$26,196; 2022-$27,566)	22,407	23,782
Equity securities, at fair value (cost: 2023-$4,652; 2022-$4,614)	4,420	4,358
Policy loans	1,112,583	212,063
Short-term investments	4,500	7,000
Commercial mortgage and other loans (net of $694 and $408 allowance for credit losses at September 30, 2023 and December 31, 2022, respectively)	185,510	148,179
Other invested assets (includes $1,895 and $2,389 of assets measured at fair value at September 30, 2023 and December 31, 2022, respectively)	149,659	129,528
Total investments	3,626,751	2,244,398
Cash and cash equivalents	62,770	255,767
Deferred policy acquisition costs(1)	381,162	351,874
Accrued investment income	42,878	25,222
Reinsurance recoverables(1)	3,283,413	3,098,248
Receivables from parent and affiliates	17,295	19,348
Income tax assets(1)	96,370	67,615
Market risk benefit assets(1)	488,815	558,624
Other assets(1)	50,570	48,391
Separate account assets	13,095,326	13,926,958
TOTAL ASSETS	$21,145,350	$20,596,445
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances(1)	$3,897,263	$2,774,315
Future policy benefits(1)	2,169,501	2,130,042
Market risk benefit liabilities(1)	488,815	558,624
Cash collateral for loaned securities	2,153	0
Payables to parent and affiliates	10,669	7,546
Other liabilities(1)	292,453	172,305
Separate account liabilities	13,095,326	13,926,958
Total liabilities	19,956,180	19,569,790
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	950,913	775,412
Retained earnings(1)	380,396	285,433
Accumulated other comprehensive income (loss)(1)	(144,139)	(36,190)
Total equity	1,189,170	1,026,655
TOTAL LIABILITIES AND EQUITY	$21,145,350	$20,596,445
(1)    Prior period amounts adjusted for the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES
Premiums(1)	$10,145	$8,204	$29,888	$25,475
Policy charges and fee income(1)	17,412	16,782	52,893	43,654
Net investment income	49,359	23,450	117,993	72,683
Asset administration fees	2,349	2,079	6,699	6,449
Other income (loss)	35	266	1,458	(3,876)
Realized investment gains (losses), net(1)	16,355	1,447	3,440	22,832
Change in value of market risk benefits, net of related hedging gain (loss)(1)	40,121	(382)	47,262	(175,210)
TOTAL REVENUES	135,776	51,846	259,633	(7,993)
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	21,192	3,994	55,252	22,839
Change in estimates of liability for future policy benefits(1)	(88)	98	(2,171)	12,279
Interest credited to policyholders’ account balances	19,429	11,779	43,189	34,914
Amortization of deferred policy acquisition costs(1)	5,420	4,770	15,356	14,332
General, administrative and other expenses(1)	12,156	19,568	40,923	40,418
TOTAL BENEFITS AND EXPENSES	58,109	40,209	152,549	124,782
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	77,667	11,637	107,084	(132,775)
Income tax expense (benefit)(1)	8,577	3,268	12,121	(40,023)
NET INCOME (LOSS)	$69,090	$8,369	$94,963	$(92,752)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(172)	(328)	(1)	(745)
Net unrealized investment gains (losses)(1)	(116,595)	(103,102)	(103,034)	(413,222)
Interest rate remeasurement of future policy benefits(1)	16,771	18,901	13,653	66,637
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(40,121)	382	(47,262)	175,210
Total	(140,117)	(84,147)	(136,644)	(172,120)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(29,425)	(17,671)	(28,695)	(36,146)
Other comprehensive income (loss), net of taxes	(110,692)	(66,476)	(107,949)	(135,974)
Comprehensive income (loss)	$(41,602)	$(58,107)	$(12,986)	$(228,726)
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)					27,238
Balance, March 31, 2023	2,000	950,412	275,039	1,442	1,228,893
Contributed (distributed) capital-parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			36,267		36,267
Other comprehensive income (loss), net of tax				(34,889)	(34,889)
Total comprehensive income (loss)					1,378
Balance, June 30, 2023	2,000	950,913	311,306	(33,447)	1,230,772
Comprehensive income (loss):
Net income (loss)			69,090		69,090
Other comprehensive income (loss), net of taxes				(110,692)	(110,692)
Total comprehensive income (loss)					(41,602)
Balance, September 30, 2023	$2,000	$950,913	$380,396	$(144,139)	$1,189,170
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021(1)	$2,000	$450,102	$355,262	$101,987	$909,351
Contributed capital		101,700			101,700
Comprehensive income (loss):
Net income (loss)			(46,116)		(46,116)
Other comprehensive income (loss), net of tax				(40,171)	(40,171)
Total comprehensive income (loss)					(86,287)
Balance, March 31, 2022(1)	2,000	551,802	309,146	61,816	924,764
Comprehensive income (loss):
Net income (loss)			(55,005)		(55,005)
Other comprehensive income (loss), net of tax				(29,327)	(29,327)
Total comprehensive income (loss)					(84,332)
Balance, June 30, 2022(1)	2,000	551,802	254,141	32,489	840,432
Contributed capital		100,000			100,000
Contributed (distributed) capital-parent/child asset transfers		(1,390)			(1,390)
Comprehensive income (loss):
Net income (loss)			8,369		8,369
Other comprehensive income (loss), net of tax				(66,476)	(66,476)
Total comprehensive income (loss)					(58,107)
Balance, September 30, 2022(1)	$2,000	$650,412	$262,510	$(33,987)	$880,935
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (in thousands)

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$94,963	$(92,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(6,269)	(3,086)
Interest credited to policyholders’ account balances	43,189	34,914
Realized investment (gains) losses, net(1)	(3,440)	(22,832)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(47,262)	175,210
Change in:
Future policy benefits and other insurance liabilities(1)	222,013	375,686
Reinsurance recoverables(1)	(105,373)	(328,413)
Accrued investment income	(17,656)	(3,035)
Net payables to/receivables from parent and affiliates	(2,116)	11,793
Deferred policy acquisition costs(1)	(29,288)	(33,408)
Income taxes(1)	(193)	(17,923)
Derivatives, net	10,140	4,124
Other, net(1)(2)	(90,066)	(81,972)
Cash flows from (used in) operating activities	68,642	18,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	70,451	75,157
Fixed maturities, trading	991	6,336
Equity securities	208	17
Policy loans	23,121	21,648
Ceded policy loans	(1,869)	(1,399)
Short-term investments	10,000	9,997
Commercial mortgage and other loans	5,849	17,578
Other invested assets	701	3,424
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(612,493)	(247,523)
Equity securities	(57)	0
Policy loans	(917,244)	(16,823)
Ceded policy loans	1,679	1,627
Short-term investments	(7,500)	0
Commercial mortgage and other loans	(43,885)	(3,231)
Other invested assets	(11,335)	(11,464)
Notes receivable from parent and affiliates, net	629	(27)
Derivatives, net	(269)	2,552
Other, net	0	4,053
Cash flows from (used in) investing activities	(1,481,023)	(138,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,421,262	381,718
Ceded policyholders’ account deposits	(242,710)	(239,619)
Policyholders’ account withdrawals	(341,452)	(294,902)
Ceded policyholders’ account withdrawals	202,130	184,201
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	2,153	0
Contributed / (return of) capital	175,000	200,400
Contributed (distributed) capital - parent/child asset transfers	634	(1,759)
Drafts outstanding	(6,978)	1,559
Other, net	9,345	494
Cash flows from (used in) financing activities	1,219,384	232,092
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(192,997)	112,320
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	255,767	136,316
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,770	$248,636
(1)    Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)    Prior period has been reclassified to conform to the current period presentation.

Significant Non-Cash Transactions

There were no significant non-cash transactions for the nine months ended September 30, 2023 and 2022.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$8,224	$(20)	$8,204
Policy charges and fee income	18,903	(2,121)	16,782
Realized investment gains (losses), net	1,212	235	1,447
Change in value of market risk benefits, net of related hedging gain (loss)	0	(382)	(382)
TOTAL REVENUES	54,134	(2,288)	51,846
BENEFITS AND EXPENSES
Policyholders’ benefits	12,728	(8,734)	3,994
Change in estimates of liability for future policy benefits	0	98	98
Amortization of deferred policy acquisition costs	782	3,988	4,770
General, administrative and other expenses	19,601	(33)	19,568
TOTAL BENEFITS AND EXPENSES	44,890	(4,681)	40,209
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	9,244	2,393	11,637
Income tax expense (benefit)	3,086	182	3,268
NET INCOME (LOSS)	$6,158	$2,211	$8,369
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(114,154)	11,052	(103,102)
Interest rate remeasurement of future policy benefits	0	18,901	18,901
Gain (loss) from changes in non-performance risk on market risk benefits	0	382	382
Total	(114,482)	30,335	(84,147)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(24,042)	6,371	(17,671)
Other comprehensive income (loss), net of taxes	(90,440)	23,964	(66,476)
Comprehensive income (loss)	$(84,282)	$26,175	$(58,107)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$27,054	$(1,579)	$25,475
Policy charges and fee income	66,818	(23,164)	43,654
Realized investment gains (losses), net	22,850	(18)	22,832
Change in value of market risk benefits, net of related hedging gain (loss)	0	(175,210)	(175,210)
TOTAL REVENUES	191,978	(199,971)	(7,993)
BENEFITS AND EXPENSES
Policyholders’ benefits	38,789	(15,950)	22,839
Change in estimates of liability for future policy benefits	0	12,279	12,279
Amortization of deferred policy acquisition costs	20,889	(6,557)	14,332
General, administrative and other expenses	42,267	(1,849)	40,418
TOTAL BENEFITS AND EXPENSES	136,859	(12,077)	124,782
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	55,119	(187,894)	(132,775)
Income tax expense (benefit)	596	(40,619)	(40,023)
NET INCOME (LOSS)	$54,523	$(147,275)	$(92,752)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(440,618)	27,396	(413,222)
Interest rate remeasurement of future policy benefits	0	66,637	66,637
Gain (loss) from changes in non-performance risk on market risk benefits	0	175,210	175,210
Total	(441,363)	269,243	(172,120)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(92,687)	56,541	(36,146)
Other comprehensive income (loss), net of taxes	(348,676)	212,702	(135,974)
Comprehensive income (loss)	$(294,153)	$65,427	$(228,726)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Unaudited Interim Statements of Cash Flows:

	Nine Months Ended September 30, 2022
IMPACTED LINES ONLY	As Previously Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,523	$(147,275)	$(92,752)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(16,977)	13,891	(3,086)
Realized investment (gains) losses, net	(22,850)	18	(22,832)
Change in value of market risk benefits, net of related hedging (gains) losses	0	175,210	175,210
Change in:
Future policy benefits and other insurance liabilities	176,360	199,326	375,686
Reinsurance recoverables	(212,894)	(115,519)	(328,413)
Deferred policy acquisition costs	(26,900)	(6,508)	(33,408)
Income taxes	22,695	(40,618)	(17,923)
Other, net(1)	(3,447)	(78,525)	(81,972)
Cash flows from (used in) operating activities	$18,306	$0	$18,306
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

The aggregate impact of out of period adjustments recorded in the first nine months of 2022 was a net charge of $5 million to “Income (loss) from operations before income taxes.” These adjustments relate to reserves for certain universal and variable life products and certain portions of reinsurance activity.

Management has evaluated the impact of all out of period adjustments, both individually and in the aggregate, and concluded that they are not material to any current or previously reported quarterly or annual financial statements.
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

ASSETS

Deferred policy acquisition costs represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”. Upon the adoption of ASU 2018-12, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
DAC for most long-duration contracts is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

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

Coinsurance arrangements contrast with the Company’s yearly renewable term ("YRT") arrangements, where only mortality risk is transferred to the reinsurer and premiums are paid to the reinsurer to reinsure that risk. The mortality risk that is reinsured under YRT arrangements represents the difference between the stated death benefits in the underlying reinsured contracts and the corresponding reserves or account value carried by the Company on those same contracts. The premiums paid to the reinsurer are based upon negotiated amounts, not on the actual premiums paid by the underlying contractholders to the Company. As YRT arrangements are usually entered into by the Company with the expectation that the contracts will be in force for the lives of the underlying policies, they are considered to be long-duration reinsurance contracts. The cost of reinsurance for universal life products is generally recognized based on the gross assessments of the underlying direct policies. The cost of reinsurance for term insurance products is generally recognized in proportion to direct premiums over the life of the underlying policies.

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

Other ASUs adopted during the nine months ended September 30, 2023

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,198	$0	$3,860	$0	$48,338
Obligations of U.S. states and their political subdivisions	184,523	85	17,348	0	167,260
Foreign government bonds	95,231	0	22,036	0	73,195
U.S. public corporate securities	1,501,837	1,015	264,566	0	1,238,286
U.S. private corporate securities	200,671	70	15,629	0	185,112
Foreign public corporate securities	189,857	34	36,183	0	153,708
Foreign private corporate securities	177,523	393	25,233	0	152,683
Asset-backed securities(1)	20,317	30	934	0	19,413
Commercial mortgage-backed securities	108,000	0	9,830	0	98,170
Residential mortgage-backed securities(2)	12,520	43	1,052	4	11,507
Total fixed maturities, available-for-sale	$2,542,677	$1,670	$396,671	$4	$2,147,672
(1)Includes credit-tranched securities collateralized by education loans and loan obligations.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$62,210	$0	$1,074	$0	$61,136
Obligations of U.S. states and their political subdivisions	165,109	421	6,315	0	159,215
Foreign government bonds	87,853	1	15,891	0	71,963
U.S. public corporate securities	1,062,342	1,943	180,880	0	883,405
U.S. private corporate securities	186,123	141	13,465	358	172,441
Foreign public corporate securities	138,717	28	25,783	0	112,962
Foreign private corporate securities	133,074	523	21,562	0	112,035
Asset-backed securities(1)	18,358	272	256	0	18,374
Commercial mortgage-backed securities	124,486	0	8,595	0	115,891
Residential mortgage-backed securities(2)	12,446	92	467	5	12,066
Total fixed maturities, available-for-sale	$1,990,718	$3,421	$274,288	$363	$1,719,488
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$46,490	$3,530	$1,849	$330	$48,339	$3,860
Obligations of U.S. states and their political subdivisions	99,347	9,611	52,887	7,737	152,234	17,348
Foreign government bonds	12,805	1,588	60,389	20,448	73,194	22,036
U.S. public corporate securities	439,014	38,246	763,745	226,320	1,202,759	264,566
U.S. private corporate securities	51,301	1,542	122,428	14,087	173,729	15,629
Foreign public corporate securities	41,688	3,695	96,962	32,488	138,650	36,183
Foreign private corporate securities	49,000	2,109	95,679	23,124	144,679	25,233
Asset-backed securities	7,979	822	7,543	112	15,522	934
Commercial mortgage-backed securities	0	0	98,169	9,830	98,169	9,830
Residential mortgage-backed securities	147	7	10,008	1,045	10,155	1,052
Total fixed maturities, available-for-sale	$747,771	$61,150	$1,309,659	$335,521	$2,057,430	$396,671

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,136	$1,074	$0	$0	$61,136	$1,074
Obligations of U.S. states and their political subdivisions	113,693	6,315	0	0	113,693	6,315
Foreign government bonds	46,826	5,741	24,746	10,150	71,572	15,891
U.S. public corporate securities	704,906	111,763	155,138	69,117	860,044	180,880
U.S. private corporate securities	149,670	11,857	9,273	1,608	158,943	13,465
Foreign public corporate securities	69,310	11,016	38,996	14,767	108,306	25,783
Foreign private corporate securities	62,044	12,499	33,858	9,063	95,902	21,562
Asset-backed securities	5,570	160	3,289	96	8,859	256
Commercial mortgage-backed securities	110,820	8,398	5,071	197	115,891	8,595
Residential mortgage-backed securities	10,509	467	0	0	10,509	467
Total fixed maturities, available-for-sale	$1,334,484	$169,290	$270,371	$104,998	$1,604,855	$274,288

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of September 30, 2023 and December 31, 2022, the gross unrealized losses on fixed maturity available-for-sale securities without an allowance of $390.9 million and $269.6 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $5.8 million and $4.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2023, the $335.5 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2022, the $105.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2023. This conclusion was based on detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$67,911	$65,077
Due after one year through five years	371,198	350,289
Due after five years through ten years	211,137	196,513
Due after ten years	1,751,594	1,406,703
Asset-backed securities	20,317	19,413
Commercial mortgage-backed securities	108,000	98,170
Residential mortgage-backed securities	12,520	11,507
Total fixed maturities, available-for-sale	$2,542,677	$2,147,672

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$987	$4,741	$2,820	$33,745
Proceeds from maturities/prepayments	28,358	11,264	67,521	41,384
Gross investment gains from sales and maturities	44	(1,053)	49	(983)
Gross investment losses from sales and maturities	(44)	0	(469)	(2,972)
(Addition to) release of allowance for credit losses	(1)	385	359	1,052
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.1 million and $0.0 million for the nine months ended September 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity securities, as of the dates indicated:

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$3	$3
Reductions for securities sold during the period	0	0	0	0	0	1	1
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$4	$4

	Three Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$891	$0	$0	$0	$891
Additions (reductions) on securities with previous allowance	0	0	(388)	0	0	0	(388)
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	3	3
Balance, end of period	$0	$0	$503	$0	$0	$3	$506

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	0	(358)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$4	$4

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$1,558	$0	$0	$0	$1,558
Additions (reductions) on securities with previous allowance	0	0	(1,055)	0	0	0	(1,055)
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	3	3
Balance, end of period	$0	$0	$503	$0	$0	$3	$506

See Note 2 to the Financial Statements included in the Company’s restated Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended September 30, 2023 there was a minimal increase in the allowance for credit loss on available-for-sale securities and for nine months ended September 30, 2023, the net decrease in the allowance for credit losses on available for-sale securities was primarily related to restructuring in the transportation sector within corporate securities. For both the three and nine months ended September 30, 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to improved cash flows in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both September 30, 2023 and December 31, 2022.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(0.2) million and $0.0 million during the three months ended September 30, 2023 and 2022, respectively, and $0.0 million and $(4.7) million during the nine months ended September 30, 2023 and 2022, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(0.1) million and $(0.3) million during the three months ended September 30, 2023 and 2022, respectively, and $0.0 million and $(1.3) million during the nine months ended September 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	September 30, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$63,269	34.0%	$62,434	42.0%
Hospitality	12,582	6.8	12,996	8.7
Industrial	51,297	27.5	17,132	11.5
Office	8,090	4.3	10,568	7.1
Other	11,681	6.3	7,767	5.2
Retail	21,633	11.6	22,123	14.9
Total commercial mortgage loans	168,552	90.5	133,020	89.4
Agricultural property loans	17,652	9.5	15,567	10.6
Total commercial mortgage and agricultural property loans	186,204	100.0%	148,587	100.0%
Allowance for credit losses	(694)		(408)
Total net commercial mortgage and other loans	$185,510		$148,179

As of September 30, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in New Jersey (11%), Florida (10%), New York (8%), and included loans secured by properties in Europe (10%) and Mexico (2%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$622	$53	$675	$289	$1	$290
Addition to (release of) allowance for expected losses	19	0	19	(14)	0	(14)
Allowance, end of period	$641	$53	$694	$275	$1	$276

	Nine Months Ended September 30,
	2023			2022
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$405	$3	$408	$246	$0	$246
Addition to (release of) allowance for expected losses	236	50	286	29	1	30
Allowance, end of period	$641	$53	$694	$275	$1	$276

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

For the three months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations. For the three months ended September 30, 2022, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to a net positive migration.

For the nine months ended September 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations. For the nine months ended September 30, 2022, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to an increase in the general allowance due to declining market conditions, partially offset by net positive migration.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$7,415	$19,912	$777	$0	$16,123	$46,204	$90,431
60%-69.99%	2,332	15,000	1,962	2,198	11,501	4,056	37,049
70%-79.99%	31,528	0	0	0	3,892	1,603	37,023
80% or greater	0	0	0	0	1,007	3,042	4,049
Total	$41,275	$34,912	$2,739	$2,198	$32,523	$54,905	$168,552
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$38,828	$34,912	$2,739	$2,198	$31,587	$50,944	$161,208
1.0 - 1.2x	2,447	0	0	0	0	3,042	5,489
Less than 1.0x	0	0	0	0	936	919	1,855
Total	$41,275	$34,912	$2,739	$2,198	$32,523	$54,905	$168,552
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$2,207	$1,046	$1,058	$0	$0	$996	$5,307
60%-69.99%	0	12,345	0	0	0	0	12,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$2,207	$13,391	$1,058	$0	$0	$996	$17,652
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$2,207	$13,391	$1,058	$0	$0	$996	$17,652
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$2,207	$13,391	$1,058	$0	$0	$996	$17,652

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$168,552	$0	$0	$0	$168,552	$0
Agricultural property loans	17,652	0	0	0	17,652	0
Total	$186,204	$0	$0	$0	$186,204	$0
(1)As of September 30, 2023, there were no loans in this category accruing interest.
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

For both the three and nine months ended September 30, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
For the three and nine months ended September 30, 2022, there were $0.0 million and $3.4 million commercial mortgage and other loans acquired, other than those through direct origination, and there were $0.0 million and $3.8 million commercial mortgage and other loans sold, respectively.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both September 30, 2023 and December 31, 2022.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$91,454	$74,468
Hedge funds	46,597	42,472
Real estate-related	9,713	10,199
Subtotal equity method	147,764	127,139
Fair value:
Private equity	238	279
Hedge funds	27	55
Real estate-related	1,630	2,055
Subtotal fair value	1,895	2,389
Total LPs/LLCs	149,659	129,528
Total other invested assets	$149,659	$129,528

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Fixed maturities	$26,564	$18,653
Equity securities	92	1
Commercial mortgage and other loans	608	352
Policy loans	15,311	5,612
Short-term investments and cash equivalents	303	604
Total accrued investment income	$42,878	$25,222

There were no significant write-downs on accrued investment income for both the three and nine months ended September 30, 2023 and 2022.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$27,365	$18,145	$73,676	$54,152
Fixed maturities, trading	154	245	469	784
Equity securities	91	91	273	273
Commercial mortgage and other loans	2,149	1,069	5,973	3,212
Policy loans	12,845	2,219	22,935	7,790
Other invested assets	6,525	1,902	12,644	8,364
Short-term investments and cash equivalents	1,345	796	5,237	1,148
Gross investment income	50,474	24,467	121,207	75,723
Less: investment expenses	(1,115)	(1,017)	(3,214)	(3,040)
Net investment income	$49,359	$23,450	$117,993	$72,683

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Fixed maturities(1)	$(1)	$(668)	$(61)	$(2,903)
Commercial mortgage and other loans	(19)	14	(286)	(21)
Other invested assets	0	0	(14)	(51)
Derivatives(2)	16,371	2,107	3,742	25,842
Short term investments and cash equivalents	4	(6)	59	(35)
Realized investment gains (losses), net(2)	$16,355	$1,447	$3,440	$22,832
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2023	December 31, 2022
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(395,001)	$(270,867)
Derivatives designated as cash flow hedges(1)	12,588	14,102
Affiliated notes	0	59
Other investments	335	122
Net unrealized gains (losses) on investments	$(382,078)	$(256,584)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2023 and December 31, 2022, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities”, which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	September 30, 2023			December 31, 2022
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$2,153	$0	$2,153	$0	$0	$0
Total cash collateral for loaned securities(1)	$2,153	$0	$2,153	$0	$0	$0
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

	September 30, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$157,707	$12,685	$(732)	$117,015	$14,281	$(516)
Total Derivatives Designated as Hedge Accounting Instruments:	$157,707	$12,685	$(732)	$117,015	$14,281	$(516)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$30,200	$0	$(614)	$30,200	$0	$(383)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,425	2,675	(80)	24,035	2,957	0
Foreign Currency
Foreign Currency Forwards	16,815	374	(146)	7,520	3	(368)
Equity
Equity Options	1,033,511	9,015	(33,824)	509,200	555	(20,562)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$1,113,951	$12,064	$(34,664)	$570,955	$3,515	$(21,313)
Total Derivatives(1)(2)	$1,271,658	$24,749	$(35,396)	$687,970	$17,796	$(21,829)
(1)Excludes embedded derivatives and associated reinsurance recoverables which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $174 million and $108 million as of September 30, 2023 and December 31, 2022, respectively included in “Policyholders’ account balances".
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

	September 30, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$24,749	$(24,749)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$24,749	$(24,749)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$35,396	$(24,749)	$10,647	$(10,006)	$641
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$35,396	$(24,749)	$10,647	$(10,006)	$641

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,796	$(17,796)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,796	$(17,796)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$21,829	$(17,796)	$4,033	$(4,033)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,829	$(17,796)	$4,033	$(4,033)	$0
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

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(678)	$0	$464	$672	$737
Total cash flow hedges	(678)	0	464	672	737
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(324)	0	0	0	0
Currency	340	0	0	0	0
Currency/Interest Rate	213	0	0	5	0
Credit	0	0	0	0	0
Equity	(5,724)	0	0	0	0
Embedded Derivatives	22,544	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	17,049	0	0	5	0
Total	$16,371	$0	$464	$677	$737

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(621)	$0	$1,415	$409	$(1,514)
Total cash flow hedges	(621)	0	1,415	409	(1,514)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(582)	0	0	0	0
Currency	225	0	0	0	0
Currency/Interest Rate	(45)	0	0	(6)	0
Credit	0	0	0	0	0
Equity	5,889	0	0	0	0
Embedded Derivatives	(1,124)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	4,363	0	0	(6)	0
Total	$3,742	$0	$1,415	$403	$(1,514)

	Three Months Ended September 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$614	$0	$475	$580	$7,594
Total cash flow hedges	614	0	475	580	7,594
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(859)	0	0	0	0
Currency	404	0	0	0	0
Currency/Interest Rate	785	0	0	(2)	0
Credit	0	0	0	0	0
Equity	(2,197)	0	0	0	0
Embedded Derivatives	3,360	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	1,493	0	0	(2)	0
Total	$2,107	$0	$475	$578	$7,594

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Realized Investment Gains (Losses)(1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)(1)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$737	$0	$1,392	$1,625	$17,380
Total cash flow hedges	737	0	1,392	1,625	17,380
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,621)	0	0	0	0
Currency	892	0	0	0	0
Currency/Interest Rate	3,921	0	0	46	0
Credit	0	0	0	0	0
Equity	(13,763)	0	0	0	0
Embedded Derivatives	36,676	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	25,105	0	0	46	0
Total	$25,842	$0	$1,392	$1,671	$17,380
(1)Amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(311)
Total amount recorded in AOCI	(311)
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,203)
Total amount reclassified from AOCI to income	(1,203)
Balance, September 30, 2023	$12,588

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2023 values, it is estimated that a pre-tax gain of $1.9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2023 and December 31, 2022.

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

Capital market inputs and actual policyholders’ account values are updated each quarter based on capital market conditions as of the end of the quarter, including interest rates, equity markets and volatility. In the risk neutral valuation, the initial swap curve drives the total return used to grow the policyholders’ account values. The Company’s discount rate assumption is based on the SOFR swap curve adjusted for an additional spread relative to SOFR to reflect the Company’s market-perceived NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with the Company issued funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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

	September 30, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,338	$0	$	$48,338
Obligations of U.S. states and their political subdivisions	0	167,260	0		167,260
Foreign government bonds	0	73,195	0		73,195
U.S. corporate public securities	0	1,238,286	0		1,238,286
U.S. corporate private securities	0	170,450	14,662		185,112
Foreign corporate public securities	0	153,708	0		153,708
Foreign corporate private securities	0	147,801	4,882		152,683
Asset-backed securities(2)	0	19,413	0		19,413
Commercial mortgage-backed securities	0	79,266	18,904		98,170
Residential mortgage-backed securities	0	11,507	0		11,507
Subtotal	0	2,109,224	38,448		2,147,672
Market risk benefit assets	0	0	488,815		488,815
Fixed maturities, trading	0	22,407	0		22,407
Equity securities	0	70	4,350		4,420
Short-term investments	0	2,000	0		2,000
Cash equivalents	0	62,800	0		62,800
Other invested assets(3)	0	24,749	0	(24,749)	0
Reinsurance recoverable	0	0	15,544		15,544
Subtotal excluding separate account assets	0	2,221,250	547,157	(24,749)	2,743,658
Separate account assets(4)(5)	0	12,009,282	0		12,009,282
Total assets	$0	$14,230,532	$547,157	$(24,749)	$14,752,940
Market risk benefit liabilities	$0	$0	$488,815	$	$488,815
Policyholders' account balances	0	0	173,627		173,627
Payables to parent and affiliates	0	35,396	0	(24,749)	10,647
Total liabilities	$0	$35,396	$662,442	$(24,749)	$673,089

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$61,136	$0	$	$61,136
Obligations of U.S. states and their political subdivisions	0	159,215	0		159,215
Foreign government bonds	0	71,963	0		71,963
U.S. corporate public securities	0	883,405	0		883,405
U.S. corporate private securities	0	168,638	3,803		172,441
Foreign corporate public securities	0	112,962	0		112,962
Foreign corporate private securities	0	112,035	0		112,035
Asset-backed securities(2)	0	18,374	0		18,374
Commercial mortgage-backed securities	0	95,190	20,701		115,891
Residential mortgage-backed securities	0	12,066	0		12,066
Subtotal	0	1,694,984	24,504		1,719,488
Market risk benefit assets(6)	0	0	558,624		558,624
Fixed maturities, trading	0	23,782	0		23,782
Equity securities	0	67	4,291		4,358
Short-term investments	0	3,000	0		3,000
Cash equivalents	0	245,302	0		245,302
Other invested assets(3)	0	17,796	0	(17,796)	0
Receivables from parent and affiliates	0	688	0		688
Subtotal excluding separate account assets	0	1,985,619	587,419	(17,796)	2,555,242
Separate account assets(4)(5)	0	12,014,623	0		12,014,623
Total assets	$0	$14,000,242	$587,419	$(17,796)	$14,569,865
Market risk benefit liabilities(6)	$0	$0	$558,624	$	$558,624
Policyholders' account balances	0	0	108,144		108,144
Payables to parent and affiliates	0	21,829	0	(17,796)	4,033
Total liabilities	$0	$21,829	$666,768	$(17,796)	$670,801
(1)“Netting” amounts represent cash collateral of $0 million as of both September 30, 2023 and December 31, 2022.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2023 and December 31, 2022, the fair values of such investments were $1.9 million and $2.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At September 30, 2023 and December 31, 2022, the fair value of such investments were $1,086 million and $1,912 million, respectively.
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

	September 30, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$12,319	Discounted cash flow	Discount rate	11.71%	13.31%	12.47%	Decrease
Commercial mortgage-backed securities	$18,904	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$488,815	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.48%	2.10%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$488,815	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.48%	2.10%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$173,627	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.48%	2.15%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	12%	28%		Increase
			Option budget(10)	(1)%	6%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,803	Discounted cash flow	Discount rate	10.18%	10.18%	10.18%	Decrease
Commercial mortgage-backed securities	$20,701	Discounted cash flow	Liquidity premium	60%	75%	69.05%	Decrease
Market risk benefit assets(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.50%	2.20%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Liabilities:
Market risk benefit liabilities(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.50%	2.20%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(9)	$108,144	Discounted cash flow	Lapse rate(4)	1%	6%		Decrease
			Spread over SOFR(5)	0.53%	2.26%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	18%	28%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities available-for-sale.
(3)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve and the London Inter-Bank Offered Rate (“LIBOR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2023 and December 31, 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2023 and December 31, 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of September 30, 2023 and December 31, 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2023(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$12,579	$(200)	$5,431	$0	$0	$(53)	$0	$5,550	$(3,763)	$19,544	$(200)
Structured securities(3)	19,838	(843)	0	0	0	(91)	0	0	0	18,904	(835)
Other assets:
Equity securities	4,416	(96)	30	0	0	0	0	0	0	4,350	(96)
Reinsurance recoverables	1,465	14,079	0	0	0	0	0	0	0	15,544	14,079
Liabilities:
Policyholders' account balances(4)	(160,503)	8,155	0	0	(21,279)	0	0	0	0	(173,627)	3,877

	Three Months Ended September 30, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(1,034)	$(9)	$0	$0	$(1,035)
Other assets:
Equity securities	0	(96)	0	0	0	(96)	0
Reinsurance recoverables	14,079	0	0	0	14,079	0	0
Liabilities:
Policyholders' account balances	8,155	0	0	0	3,877	0	0

	Nine Months Ended September 30, 2023(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,803	$(214)	$18,070	$0	$0	$(3,902)	$0	$5,550	$(3,763)	$19,544	$(258)
Structured securities(3)	20,701	(1,494)	0	0	0	(303)	0	0	0	18,904	(1,462)
Other assets:
Equity securities	4,291	29	30	0	0	0	0	0	0	4,350	29
Reinsurance recoverables	0	15,544	0	0	0	0	0	0	0	15,544	15,544
Liabilities:
Policyholders' account balances(4)	(108,144)	(16,593)	0	0	(48,890)	0	0	0	0	(173,627)	(18,209)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(1,682)	$(24)	$0	$0	$(1,720)
Other assets:
Equity securities	0	29	0	0	0	29	0
Reinsurance recoverables	15,544	0	0	0	15,544	0	0
Liabilities:
Policyholders' account balances	(16,593)	0	0	0	(18,209)	0	0

	Three Months Ended September 30, 2022(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,271	$388	$0	$0	$0	$0	$0	$0	$0	$3,659	$388
Structured securities(3)	22,170	(679)	0	0	0	(85)	0	0	(320)	21,086	(671)
Other assets:
Equity securities	4,853	(342)	0	0	0	0	0	0	0	4,511	(342)
Liabilities:
Policyholders' account balances(4)	(112,672)	3,226	0	0	8,694	0	0	0	0	(100,752)	806

	Three Months Ended September 30, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$389	$0	$(671)	$(9)	$388	$0	$(671)
Other assets:
Equity securities	0	(342)	0	0	0	(342)	0
Liabilities:
Policyholders' account balances	3,226	0	0	0	806	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$24,319	$(1,809)	$0	$0	$0	$(632)	$0	$0	$(18,219)	$3,659	$(1,766)
Structured securities(3)	27,274	(5,903)	320	0	0	(285)	0	0	(320)	21,086	(5,886)
Other assets:
Equity securities	5,812	(1,301)	0	0	0	0	0	0	0	4,511	(1,302)
Liabilities:
Policyholders' account balances(4)	(153,127)	35,383	0	0	16,992	0	0	0	0	(100,752)	33,842

	Nine Months Ended September 30, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,056	$0	$(8,750)	$(18)	$1,055	$0	$(8,707)
Other assets:
Equity securities	0	(1,301)	0	0	0	(1,302)	0
Liabilities:
Policyholders' account balances	35,383	0	0	0	33,842	0	0
(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(2)Includes U.S. corporate private securities and foreign corporate private securities.
(3)Includes commercial mortgage-backed securities.
(4)Issuances and settlements for Policyholders' account balances are presented net in the rollforward.
(5)Effective January 1, 2021, Future policy benefits previously included in “Changes in Level 3 Assets and Liabilities” are now reported as Market Risk Benefits. See Note 10 for additional information.
(6)Excludes MRB assets of $489 million and $595 million and MRB liabilities of $489 million and $595 million for period ending September 30, 2023 and 2022, respectively. See Note 10 for additional information.

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

	September 30, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$175,433	$175,433	$185,510
Policy loans	0	0	1,112,583	1,112,583	1,112,583
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	(30)	0	0	(30)	(30)
Accrued investment income	0	42,878	0	42,878	42,878
Reinsurance recoverables	0	0	22,899	22,899	24,942
Receivables from parent and affiliates	0	17,295	0	17,295	17,295
Other assets	0	4,702	0	4,702	4,702
Total assets	$2,470	$64,875	$1,310,915	$1,378,260	$1,390,380
Liabilities:
Policyholders’ account balances - investment contracts	$0	$149,729	$32,449	$182,178	$184,221
Cash collateral for loaned securities	0	2,153	0	2,153	2,153
Payables to parent and affiliates	0	22	0	22	22
Other liabilities	0	55,875	0	55,875	55,875
Total liabilities	$0	$207,779	$32,449	$240,228	$242,271

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$141,513	$141,513	$148,179
Policy loans	0	0	212,063	212,063	212,063
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	10,465	0	0	10,465	10,465
Accrued investment income	0	25,222	0	25,222	25,222
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	18,660	0	18,660	18,660
Other assets	0	3,852	0	3,852	3,852
Total assets	$14,465	$47,734	$378,703	$440,902	$449,624
Liabilities:
Policyholders’ account balances - investment contracts	$0	$180,576	$36,746	$217,322	$219,378
Payables to parent and affiliates	0	3,513	0	3,513	3,513
Other liabilities	0	51,312	0	51,312	51,312
Total liabilities	$0	$235,401	$36,746	$272,147	$274,203
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

6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2023
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$70,213	$281,661	$351,874
Capitalization	13,334	31,310	44,644
Amortization expense	(5,347)	(10,009)	(15,356)
Balance, end of period	$78,200	$302,962	$381,162

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$62,091	$246,653	$308,744
Capitalization	11,563	36,227	47,790
Amortization expense	(5,010)	(9,322)	(14,332)
Other	(43)	(6)	(49)
Balance, end of period	$68,601	$273,552	$342,153

Deferred Reinsurance Losses

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

Nine Months Ended September 30, 2023
Variable Annuities
(in thousands)
Balance, beginning of period	$17,425
Amortization expense	(1,091)
Other	(8)
Balance, end of period	$16,326

Nine Months Ended September 30, 2022
Variable Annuities
(in thousands)
Balance, beginning of period	$18,977
Amortization expense	(1,164)
Other	(8)
Balance, end of period	$17,805
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Asset Type:
Mutual funds:
Equity	$7,358,222	$7,430,452
Fixed Income	3,991,860	3,973,001
Other	659,200	611,170
Other invested assets	1,086,044	1,912,335
Total	$13,095,326	$13,926,958

For the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	31,399	143,987	175,386
Investment performance	375,821	425,803	801,624
Policy charges	(165,745)	(76,929)	(242,674)
Surrenders and withdrawals	(618,886)	(36,759)	(655,645)
Benefit payments	(4,960)	(31,669)	(36,629)
Net transfers (to) from general account(1)	(5,486)	(883,977)	(889,463)
Other	837	14,932	15,769
Balance, end of period	$8,541,548	$4,553,778	$13,095,326

Cash surrender value(2)	$8,397,330	$4,446,055	$12,843,385

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,982,322	$5,940,046	$17,922,368
Deposits	56,196	144,600	200,796
Investment performance	(2,561,767)	(1,178,266)	(3,740,033)
Policy charges	(182,848)	(75,874)	(258,722)
Surrenders and withdrawals	(579,845)	(30,714)	(610,559)
Benefit payments	(4,220)	(37,552)	(41,772)
Net transfers (to) from general account	(1,595)	(27,689)	(29,284)
Other	861	5,815	6,676
Balance, end of period	$8,709,104	$4,740,366	$13,449,470

Cash surrender value(2)	$8,517,445	$4,645,513	$13,162,958
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

	Nine Months Ended September 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(40,803)	(554)	(41,357)
Adjusted balance, beginning of period	1,449,415	(554)	1,448,861
Issuances	63,086	2,221	65,307
Net premiums / considerations collected	(124,176)	(1,667)	(125,843)
Interest accrual	50,992	0	50,992
Balance at original discount rate, end of period	1,439,317	0	1,439,317
Effect of cumulative changes in discount rate assumptions, end of period	(126,071)	0	(126,071)
Balance, end of period	$1,313,246	$0	$1,313,246

	Nine Months Ended September 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(52,087)	494	(51,593)
Adjusted balance, beginning of period	2,636,864	18,853	2,655,717
Issuances	63,086	2,221	65,307
Interest accrual	97,133	502	97,635
Benefit payments	(126,337)	(1,851)	(128,188)
Other adjustments	(976)	(50)	(1,026)
Balance at original discount rate, end of period	2,669,770	19,675	2,689,445
Effect of cumulative changes in discount rate assumptions, end of period	(264,111)	(2,578)	(266,689)
Balance, end of period	$2,405,659	$17,097	$2,422,756

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$1,092,413	$17,097	$1,109,510
Less: Reinsurance recoverable	951,938	17,097	969,035
Balance after reinsurance recoverable, end of period, post-flooring	$140,475	$0	$140,475

	Nine Months Ended September 30, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,641,933	$0	$1,641,933
Effect of cumulative changes in discount rate assumptions, beginning of period	(253,752)	0	(253,752)
Balance at original discount rate, beginning of period	1,388,181	0	1,388,181
Effect of assumption update	174,263	0	174,263
Effect of actual variances from expected experience and other activity	(26,616)	(635)	(27,251)
Adjusted balance, beginning of period	1,535,828	(635)	1,535,193
Issuances	43,905	1,994	45,899
Net premiums / considerations collected	(127,209)	(1,359)	(128,568)
Interest accrual	52,026	0	52,026
Balance at original discount rate, end of period	1,504,550	0	1,504,550
Effect of cumulative changes in discount rate assumptions, end of period	(99,751)	0	(99,751)
Balance, end of period	$1,404,799	$0	$1,404,799

	Nine Months Ended September 30, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,041,562	$19,314	$3,060,876
Effect of cumulative changes in discount rate assumptions, beginning of period	(561,455)	(1,459)	(562,914)
Balance at original discount rate, beginning of period	2,480,107	17,855	2,497,962
Effect of assumption update	255,336	0	255,336
Effect of actual variances from expected experience and other activity	(52,843)	137	(52,706)
Adjusted balance, beginning of period	2,682,600	17,992	2,700,592
Issuances	43,905	1,994	45,899
Interest accrual	97,023	464	97,487
Benefit payments	(124,024)	(1,764)	(125,788)
Other adjustments	(196)	(74)	(270)
Balance at original discount rate, end of period	2,699,308	18,612	2,717,920
Effect of cumulative changes in discount rate assumptions, end of period	(200,446)	(2,203)	(202,649)
Balance, end of period	$2,498,862	$16,409	$2,515,271

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, post-flooring	$1,094,105	$16,409	$1,110,514
Less: Reinsurance recoverable	969,020	16,409	985,429
Balance after reinsurance recoverable, end of period, post-flooring	$125,085	$0	$125,085
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,023,328	$0
Discounted expected future gross premiums (at original discount rate)	$2,029,636	$0
Discounted expected future gross premiums (at current discount rate)	$1,860,012	$0
Undiscounted expected future benefits and expenses	$4,307,813	$25,434
Interest accrual	$46,141	$502
Gross premiums	$176,976	$2,018
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.28%	3.54%
Weighted-average interest rate (at current discount rate)	6.03%	5.91%

	Nine Months Ended September 30, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,088,953	$0
Discounted expected future gross premiums (at original discount rate)	$2,079,915	$0
Discounted expected future gross premiums (at current discount rate)	$1,946,605	$0
Undiscounted expected future benefits and expenses	$4,377,611	$24,475
Interest accrual	$44,998	$464
Gross premiums	$183,124	$1,677
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.36%	3.56%
Weighted-average interest rate (at current discount rate)	5.67%	5.55%
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

In the first nine months of 2023, there was a $5 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $4 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first nine months of 2022, there was a $16 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, partially offset by a $15 million gain, reflecting the impact of ceded reinsurance on the affected cohorts. The unfavorable impact in the first nine months of 2022 is primarily due to unfavorable assumption updates related to individual term life products.

Deferred Profit Liability

The balances of and changes in Deferred Profit Liability as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$1,684	$1,726
Effect of actual variances from expected experience and other activity	(473)	(194)
Adjusted balance, beginning of period	1,211	1,532
Profits deferred	338	309
Interest accrual	38	45
Amortization	(150)	(171)
Other adjustments	(2)	(5)
Balance, end of period	1,435	1,710
Less: Reinsurance recoverable	1,435	1,710
Balance after reinsurance recoverable	$0	$0
The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Nine Months Ended September 30,
	2023	2022
	Fixed Annuities
	(in thousands)
Revenue(1)	$249	$16
Interest accrual	38	45
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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$827,478	$703,968
Flooring impact and amounts in AOCI	91,115	(71,467)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	918,593	632,501
Effect of assumption update	9,713	180,404
Effect of actual variances from expected experience and other activity	(9,288)	(35,951)
Adjusted balance, beginning of period	919,018	776,954
Assessments collected(1)	81,628	113,621
Interest accrual	24,165	19,821
Benefits paid	(8,004)	(11,943)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,016,807	898,453
Flooring impact and amounts in AOCI	(118,817)	(117,612)
Balance, including amounts in AOCI, end of period, post-flooring	897,990	780,841
Less: Reinsurance recoverable	858,939	748,743
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$39,051	$32,098
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2023	2022
	($ in thousands)
Interest accrual	$24,165	$19,821
Gross assessments	$195,775	$248,684
Weighted-average duration of the liability in years (at original discount rate)	27	28
Weighted-average interest rate (at original discount rate)	3.35%	3.40%

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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,109,510	$1,110,514
Deferred profit liability, end of period, post-flooring	1,435	1,710
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	897,990	780,841
Subtotal of amounts disclosed above	2,008,935	1,893,065
Other Future policy benefits reserves(1)	160,566	154,940
Total Future policy benefits	$2,169,501	$2,048,005
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

Revenue and Interest Expense

The following tables present revenue and interest expense related to Benefit Reserves, Additional Insurance Reserves, and Deferred Profit Liability, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2023
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$2,018	$176,976	$0	$178,994
Deferred profit liability	249	0	0	249
Additional insurance reserves	0	0	195,775	195,775
Total	$2,267	$176,976	$195,775	$375,018

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$1,677	$183,124	$0	$184,801
Deferred profit liability	16	0	0	16
Additional insurance reserves	0	0	248,684	248,684
Total	$1,693	$183,124	$248,684	$433,501
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for deferred profit liability and "Gross assessments" for additional insurance reserves.

	Nine Months Ended September 30, 2023
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$502	$46,141	$0	$46,643
Deferred profit liability	38	0	0	38
Additional insurance reserves	0	0	24,165	24,165
Total	$540	$46,141	$24,165	$70,846

	Nine Months Ended September 30, 2022
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$464	$44,998	$0	$45,462
Deferred profit liability	45	0	0	45
Additional insurance reserves	0	0	19,821	19,821
Total	$509	$44,998	$19,821	$65,328

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balance of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	2,987	188,144	161,663	352,794
Interest credited	713	5,627	43,469	49,809
Policy charges	(43)	(107)	(109,489)	(109,639)
Surrenders and withdrawals	(5,700)	(27,840)	(82,502)	(116,042)
Benefit payments	(798)	(2,109)	(1,212)	(4,119)
Net transfers (to) from separate account(1)	0	5,486	883,977	889,463
Change in market value and other adjustments(2)	0	6,509	10,351	16,860
Balance, end of period	36,565	502,834	2,990,937	3,530,336
Less: Reinsurance and other recoverables(3)	22,276	495,506	775,790	1,293,572
Policyholders' account balance net of reinsurance and other recoverables	$14,289	$7,328	$2,215,147	$2,236,764
Unearned revenue reserve				357,354
Other				9,573
Total Policyholders' account balance				$3,897,263

Weighted-average crediting rate	2.50%	1.81%	2.28%	2.22%
Net amount at risk(4)	$0	$0	$34,207,998	$34,207,998
Cash surrender value(5)	$9,207	$480,001	$2,670,457	$3,159,665

(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(3) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders' account balances gross liability.
(4) The net amount at risk calculation includes both general and separate account balances.
(5) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2022
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$42,068	$344,945	$2,052,065	$2,439,078
Deposits	2,804	964	175,538	179,306
Interest credited	856	4,652	47,873	53,381
Policy charges	(44)	(211)	(108,725)	(108,980)
Surrenders and withdrawals	(764)	(17,364)	(92,438)	(110,566)
Benefit payments	(5,195)	(3,112)	1,876	(6,431)
Net transfers (to) from separate account	0	1,595	27,689	29,284
Change in market value and other adjustments(1)	0	0	(35,383)	(35,383)
Balance, end of period	39,725	331,469	2,068,495	2,439,689
Less: Reinsurance and other recoverables(2)	4,664	328,079	753,175	1,085,918
Policyholders' account balance net of reinsurance and other recoverables	$35,061	$3,390	$1,315,320	$1,353,771
Unearned revenue reserve				298,082
Other				9,340
Total Policyholders' account balance				$2,747,111

Weighted-average crediting rate	2.79%	1.83%	3.10%	2.92%
Net amount at risk (3)	$0	$0	$33,403,996	$33,403,996
Cash surrender value(4)	$11,508	$326,842	$1,734,951	$2,073,301

(1) Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2) The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(3) The net amount at risk calculation includes both general and separate account balances.
(4) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,041	0	0	0	1,041
2.00% - 2.99%	19,633	0	0	0	19,633
3.00% - 4.00%	8,509	0	0	0	8,509
Greater than 4.00%	0	0	0	0	0
Total	$29,183	$0	$0	$0	$29,183
Variable Annuities
Less than 1.00%	$469	$0	$0	$0	$469
1.00% - 1.99%	182,321	1,580	0	0	183,901
2.00% - 2.99%	1,584	0	0	0	1,584
3.00% - 4.00%	118,128	110	0	0	118,238
Greater than 4.00%	129	0	0	0	129
Total	$302,631	$1,690	$0	$0	$304,321
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$33,731	$33,731
1.00% - 1.99%	19,433	0	400,830	55,056	475,319
2.00% - 2.99%	3,946	154,613	183,835	28,193	370,587
3.00% - 4.00%	240,886	251,629	920,658	0	1,413,173
Greater than 4.00%	373,820	0	0	0	373,820
Total	$638,085	$406,242	$1,505,323	$116,980	$2,666,630

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,274	0	0	0	1,274
2.00% - 2.99%	20,842	0	0	0	20,842
3.00% - 4.00%	10,398	0	0	0	10,398
Greater than 4.00%	0	0	0	0	0
Total	$32,514	$0	$0	$0	$32,514
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	195,113	1,596	0	0	196,709
2.00% - 2.99%	1,838	0	0	0	1,838
3.00% - 4.00%	135,581	0	0	0	135,581
Greater than 4.00%	124	0	0	0	124
Total	$332,656	$1,596	$0	$0	$334,252
Variable Life / Universal Life
Less than 1.00%	$956	$0	$0	$0	$956
1.00% - 1.99%	43,741	0	101,059	299,339	444,139
2.00% - 2.99%	651	65	207,037	147,065	354,818
3.00% - 4.00%	133,347	3,822	456,369	0	593,538
Greater than 4.00%	358,994	0	0	0	358,994
Total	$537,689	$3,887	$764,465	$446,404	$1,752,445

(1) Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$313,711	$251,573
Unearned revenue	55,483	56,515
Amortization expense	(11,840)	(10,061)
Other adjustments	0	55
Balance, end of period	357,354	298,082
Less: Reinsurance recoverables	92,142	77,121
Unearned revenue reserve net of reinsurance recoverables	$265,212	$220,961

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS

The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	81,802	(81,802)	0
Claims paid	(3,661)	3,661	0
Interest accrual	20,878	(20,878)	0
Actual in force different from expected	6,017	(6,017)	0
Effect of changes in interest rates	(275,862)	275,862	0
Effect of changes in equity markets	(80,411)	80,411	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(10,058)	10,058	0
Effect of changes in current period counterparty non-performance risk	0	(47,263)	(47,263)
Balance, end of period, before effect of changes in non-performance risk	330,397	(214,491)	115,906
Effect of cumulative changes in non-performance risk	(115,906)	0	(115,906)
Balance, end of period	$214,491	$(214,491)	$0

	Nine Months Ended September 30, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$796,913	$(796,913)	$0
Effect of cumulative changes in non-performance risk	21,123	0	21,123
Balance, beginning of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Attributed fees collected	90,468	(90,468)	0
Claims paid	(1,567)	1,567	0
Interest accrual	6,478	(6,478)	0
Actual in force different from expected	7,285	(7,285)	0
Effect of changes in interest rates	(594,818)	594,818	0
Effect of changes in equity markets	341,325	(341,325)	0
Effect of assumption update	(17,430)	17,430	0
Effect of changes in current period counterparty non-performance risk	0	175,210	175,210
Balance, end of period, before effect of changes in non-performance risk	649,777	(453,444)	196,333
Effect of cumulative changes in non-performance risk	(196,333)	0	(196,333)
Balance, end of period	$453,444	$(453,444)	$0

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table presents accompanying information to the rollforward table above.

	September 30, 2023	September 30, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$1,099,825	$1,235,519
Weighted-average attained age of contractholders	69	68
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2023	September 30, 2022
	Variable Annuities
	(in thousands)
Market risk benefit assets	$488,815	$595,479
Market risk benefit liabilities	488,815	595,479
Net liability	$0	$0
11.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

"Change in value of market risk benefits, net of related hedging gain (loss)" include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner. See Note 4 for additional information related to the accounting for market risk benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Reinsurance recoverables(1)	$3,283,413	$3,098,248
Policy loans	(23,288)	(22,999)
Deferred policy acquisition costs(1)	(625,726)	(646,737)
Deferred sales inducements(1)	(36,080)	(38,146)
Market risk benefit assets(1)	351,652	478,439
Other assets(1)	41,097	42,265
Market risk benefit liabilities(1)	137,162	80,185
Other liabilities(1)	239,052	115,351
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Reinsurance recoverables by counterparty are broken out below:

	September 30, 2023	December 31, 2022
	(in thousands)
Prudential Insurance(1)	$599,425	$456,633
PAR U(1)	1,652,835	1,575,260
PARCC(1)	418,460	464,142
PAR Term(1)	248,065	258,169
Term Re(1)	239,156	232,796
DART(1)	81,097	73,702
Pruco Life(1)	38,306	34,720
Unaffiliated	6,069	2,826
Total reinsurance recoverables	$3,283,413	$3,098,248
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Premiums:
Direct(1)	$58,019	$60,600	$181,716	$185,966
Ceded(1)	(47,874)	(52,396)	(151,828)	(160,491)
Net premiums(1)	10,145	8,204	29,888	25,475
Policy charges and fee income:
Direct(1)	89,010	91,001	263,663	281,219
Ceded(1)(2)	(71,598)	(74,219)	(210,770)	(237,565)
Net policy charges and fee income(1)	17,412	16,782	52,893	43,654
Net investment income:
Direct	49,555	23,632	118,612	73,263
Ceded	(196)	(182)	(619)	(580)
Net investment income	49,359	23,450	117,993	72,683
Asset administration fees:
Direct	9,031	9,223	26,797	29,306
Ceded	(6,682)	(7,144)	(20,098)	(22,857)
Net asset administration fees	2,349	2,079	6,699	6,449
Realized investment gains (losses), net:
Direct(1)	1,890	1,294	(12,363)	21,523
Ceded(1)	14,465	153	15,803	1,309
Realized investment gains (losses), net(1)	16,355	1,447	3,440	22,832
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	162,638	88,841	312,127	255,212
Ceded(1)	(122,517)	(89,223)	(264,865)	(430,422)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	40,121	(382)	47,262	(175,210)
Policyholders’ benefits (including change in reserves):
Direct(1)	133,799	117,962	355,387	352,135
Ceded(1)(3)	(112,607)	(113,968)	(300,135)	(329,296)
Net policyholders’ benefits (including change in reserves)(1)	21,192	3,994	55,252	22,839
Change in estimates of liability for future policy benefits:
Direct(1)	(12,618)	(7,030)	(10,419)	215,998
Ceded(1)	12,530	7,128	8,248	(203,719)
Net change in estimates of liability for future policy benefits(1)	(88)	98	(2,171)	12,279
Interest credited to policyholders’ account balances:
Direct(1)	28,337	20,592	68,256	61,058
Ceded(1)	(8,908)	(8,813)	(25,067)	(26,144)
Net interest credited to policyholders’ account balances	19,429	11,779	43,189	34,914
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(31,432)	(24,384)	(98,797)	(97,849)
(1)Prior period amounts adjusted for the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
(2)Includes $(1.2) million and $(1.3) million of unaffiliated activity for the three months ended September 30, 2023 and 2022, respectively, and $(3.7) million and $(3.8) million for the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes $0.0 million and $0.0 million of unaffiliated activity for the three months ended September 30, 2023 and 2022, respectively, and $(1.9) million and $(0.1) million for the nine months ended September 30, 2023 and 2022, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2023 and 2022 were as follows:

	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$154,081,712	$154,612,881
Reinsurance ceded	(139,657,841)	(140,809,087)
Net life insurance face amount in force	$14,423,871	$13,803,794

Significant Affiliated Reinsurance Agreements

Prudential Insurance

The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily universal life business, and such business was reinsured to Pruco Life under a YRT reinsurance agreement. As of January 1, 2020, the remaining portions of new business (specifically term policies) ceased being reinsured by the Company to Prudential Insurance, and a separate YRT reinsurance agreement was established with Pruco Life for term policies.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Pruco Life

Effective July 1, 2017, the Company entered into a YRT reinsurance agreement with Pruco Life for new business, primarily covering universal life policies. Effective January 1, 2020, the Company entered in a similar YRT reinsurance agreement with Pruco Life for new business relating to term policies. Under these agreements the majority of all mortality risk is ceded to Pruco Life. The Company also reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income ("PDI") living benefit guarantees with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit guarantees from Pruco Life and reinsured them, together with the related variable annuity base contracts, with Prudential Insurance.

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

The Company's income tax provision amounted to an income tax expense of $12.1 million, or 11.32% of income (loss) from operations before income taxes in the first nine months of 2023, compared to an income tax benefit of $(40.0) million, or 30.14%, in the first nine months of 2022. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
13.    EQUITY

Accumulated Other Comprehensive Income (Loss)

AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2023 and 2022, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	(1)	(101,892)	13,653	(47,262)	(135,502)
Amounts reclassified from AOCI	0	(1,142)	0	0	(1,142)
Income tax benefit (expense)	(45)	21,682	(2,867)	9,925	28,695
Balance, September 30, 2023	$(1,260)	$(257,738)	$23,290	$91,569	$(144,139)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$121,075	$(34,788)	$16,688	$101,987
Change in OCI before reclassifications	(745)	(412,371)	66,637	175,210	(171,269)
Amounts reclassified from AOCI	0	(851)	0	0	(851)
Income tax benefit (expense)	189	86,744	(13,993)	(36,794)	36,146
Balance, September 30, 2022	$(1,544)	$(205,403)	$17,856	$155,104	$(33,987)
(1)Includes cash flow hedges of $13 million and $14 million as of September 30, 2023 and December 31, 2022, respectively, and $23 million and $5 million as of September 30, 2022 and December 31, 2021, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$459	$1,669	$1,203	$3,754
Net unrealized investment gains (losses) on available-for-sale securities	(1)	(668)	(61)	(2,903)
Total net unrealized investment gains (losses)(4)	458	1,001	1,142	851
Total reclassifications for the period	$458	$1,001	$1,142	$851
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses)

Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of September 30, 2023. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related To Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$(256,584)	$(83,712)	$117,070	$46,840	$(176,386)
Net investment gains (losses) on investments arising during the period	(124,352)	0	0	26,158	(98,194)
Reclassification adjustment for (gains) losses included in net income	(1,142)	0	0	241	(901)
Impact of net unrealized investment (gains) losses	0	(25,368)	47,828	(4,717)	17,743
Balance, September 30, 2023	$(382,078)	$(109,080)	$164,898	$68,522	$(257,738)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.1 million for both the nine months ended September 30, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million for both the three months ended September 30, 2023 and 2022, and $0.8 million and $1 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million for both the three months ended September 30, 2023 and 2022, and $0.4 million for both the nine months ended September 30, 2023 and 2022.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $11 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and $31 million and $24 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $4 million and $3 million for the three months ended September 30, 2023 and 2022, respectively, and $12 million and $7 million for the nine months ended September 30, 2023 and 2022, respectively.

Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,245 million and $2,946 million at September 30, 2023 and December 31, 2022, respectively. Fees related to these COLI policies were $7 million for both the three months ended September 30, 2023 and 2022, and $19 million and $21 million for the nine months ended September 30, 2023 and 2022, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of September 30, 2023. Interest income related to the policy loan was $10 million and $15 million for the three months and nine months ended September 30, 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and for both the nine months ended September 30, 2023 and 2022. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $58 million and $51 million of investments in joint ventures as of September 30, 2023 and December 31, 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $1.8 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and for both the nine months ended September 30, 2023 and 2022.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $6 million and $7 million for the three months ended September 30, 2023 and 2022, respectively, and $20 million and $23 million for the nine months ended September 30, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million and for both the three months ended September 30, 2023 and 2022, and $6 million for both the nine months ended September 30, 2023 and 2022. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2023 and December 31, 2022 were as follows:

	Maturity Date	Interest Rates			September 30, 2023	December 31, 2022
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$0	$688
Total long-term notes receivable - affiliated(1)					$0	$688
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued interest receivable related to these loans was $0.0 million for both September 30, 2023 and December 31, 2022. Revenues related to these loans were $0.0 million for both the three months ended September 30, 2023 and 2022, and $0.0 million for both the nine months ended September 30, 2023 and 2022, and are included in “Other income (loss)”.

Affiliated Asset Transfers

The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2023 and for the year ended December 31, 2022.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$21,389	$19,630	$(1,390)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0

Debt Agreements

The Company is authorized to borrow funds up to $200 million from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both September 30, 2023 and December 31, 2022.

The total interest expense to the Company related to loans payable to affiliates was $(0.1) million and $0.0 million for the three months ended September 30, 2023 and 2022, respectively, and $0.0 million and for both the nine months ended September 30, 2023 and 2022.

Contributed Capital and Dividends

In February 2023, the Company received a capital contribution in the amount of $175 million from Pruco Life. In February, March, September and December 2022, the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively.

Through September 2023 and December 2022, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of September 30, 2023 and December 31, 2022, the outstanding balances on these commitments were $35 million and $15 million, respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either September 30, 2023 or December 31, 2022. For the three and nine months ended September 30, 2023 and 2022, there was no change in allowance for credit losses. The Company also made commitments to purchase or fund investments, mostly private fixed maturities. As of September 30, 2023 and December 31, 2022, $104 million and $62 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2023 or 2022.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2023, compared with December 31, 2022, and its results of operations for the three and nine months ended September 30, 2023 and 2022. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the MD&A and the restated audited Financial Statements for the year ended December 31, 2022 included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of The Prudential Insurance Company of America (“Prudential Insurance”), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is subject to receipt of regulatory approvals and the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “—Liquidity and Capital Resources—Liquidity—Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.
Regulatory Developments
Interest Maintenance Reserves. In August 2023, the National Association of Insurance Commissioners (“NAIC”) adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 5.4% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $0.5 billion from $20.6 billion at December 31, 2022 to $21.1 billion at September 30, 2023. Significant components were:
•Total investments increased $1.4 billion primarily driven by an increase in policy loans from variable life contracts and an increase in fixed maturity investment from the reinvestment of cash and cash equivalents; and
•Separate account assets decreased $0.8 billion primarily driven by separate account transfers to fund variable life contract policy loans, somewhat offset by favorable equity market performance.
Total liabilities increased $0.4 billion from $19.6 billion at December 31, 2022 to $20.0 billion at September 30, 2023
•Policyholders' account balances increased $1.1 billion primarily driven by separate account transfers to fund variable life contract policy loans; and
•Separate account liabilities decreased $0.8 billion corresponding to the decrease in separate account assets, as mentioned above.
Total equity increased $0.2 billion from $1.0 billion at December 31, 2022 to $1.2 billion at September 30, 2023 primarily driven by a $175 million capital contribution to fund statutory reserve requirements.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $66 million from income of $12 million for the three months ended September 30, 2022 to income of $78 million for the three months ended September 30, 2023.
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR; and
•Higher Net investment income primarily due to the impact from higher reinvestment rates.
Nine Months Comparison

Income (loss) from operations before income taxes increased $240 million from a loss of $133 million for the nine months ended September 30, 2022 to income of $107 million for the nine months ended September 30, 2023. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $11 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $229 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues increased $84 million from $52 million for the three months ended September 30, 2022 to $136 million for the three months ended September 30, 2023.
•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR; and
•Higher Net investment income due to the impact from higher reinvestment rates.
Benefits and expenses increased $18 million from $40 million for the three months ended September 30, 2022 to $58 million for the three months ended September 30, 2023.
•Higher Policyholders' benefits due to business growth in traditional life product reserves, net of reinsurance;
•Higher Interest credited to policyholders' account balances due to policy loan interest credited to fund variable life contract policy loans;
Partially offset by:
•Lower General, administrative and other expenses due to lower commission expense.
Nine Months Comparison
Revenues increased $268 million from a loss of $8 million for the nine months ended September 30, 2022 to a gain of $260 million for the nine months ended September 30, 2023. This includes an unfavorable comparative increase of $4 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $272 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gains (loss) from ceded NPR.
Benefits and expenses increased $28 million from $125 million for the nine months ended September 30, 2022 to $153 million for the nine months ended September 30, 2023. This includes a favorable increase of $15 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $43 million primarily driven by:
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
The regulatory capital level of the Company can be materially impacted by interest rate and equity market fluctuations, changes in the values of derivatives, the level of impairments recorded, and credit quality migration of the investment portfolio, among other items. In addition, the reinsurance of business or the recapture of business subject to reinsurance arrangements due to defaults by, or credit quality migration affecting, the reinsurers or for other reasons could negatively impact regulatory capital levels. The Company’s regulatory capital level is also affected by statutory accounting rules, which are subject to change by each applicable insurance regulator. For information regarding the NAIC’s August 2023 adoption of changes to the treatment of negative interest maintenance reserves, see “Regulatory Developments” above.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2023 and December 31, 2022, the Company had liquid assets of $2,242 million and $2,010 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $67 million and $263 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, $2,051 million, or 95%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of both September 30, 2023, and December 31, 2022, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $16,050 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $14,070 million of surplus notes was outstanding. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,800 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $2,100 million relates to Guideline AXXX reserves. In addition, as of September 30, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of fluctuations in the value of financial instruments as a result of absolute or relative changes in interest rates, foreign currency exchange rates, equity prices or commodity prices. To varying degrees, our products and services, and the investment activities supporting them, generate exposure to market risk. The market risk incurred, and our strategies for managing this risk, vary by product. As of September 30, 2023, there have been no material changes in our exposure to market risk from December 31, 2022, a description of which may be found in our restated Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for the year ended December 31, 2022, included as Exhibit 99.1 within the Company's Current Report on Form 8-K filed on July 14, 2023. See Item 1A, “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of how difficult conditions in the financial markets and the economy generally may materially adversely affect our business and results of our operations.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ Elizabeth Dietrich
Name:	Elizabeth Dietrich
Vice President, Chief Financial Officer and Chief Accounting Officer
(Authorized Signatory and Principal Financial Officer)
Date: November 9, 2023