Form 10-K
period 2023-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2024-03-20
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 20, 2024, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.
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

The Company is licensed to sell variable annuities, indexed variable annuities, fixed annuities, variable life, universal life and term life insurance in New Jersey and New York only. The Company only sells such products in New York primarily through affiliated and unaffiliated distributors.

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:

Indexed Variable Annuities
•The Prudential FlexGuard® New York Flexible Premium Deferred Index-Linked and Variable Annuity offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual minimums and maximums, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a Return of Purchase Payment ("ROP") death benefit at no additional charge.

Traditional Variable Annuities
•The Prudential Premier® Investment Variable Annuity (“PPI”) offers tax-deferred asset accumulation, annuitization options and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death.
•The Prudential MyRock® Advisor New York Variable Annuity, a fee-based variable annuity that provides longevity protection through a preset withdrawal percentage applied to a variable income base. In addition, the product offers either a basic death benefit, or an ROP death benefit for an additional fee.

Life Insurance
We offer a variety of products, consisting of base contracts and riders (such as our accelerated death benefit rider), that serve different protection needs and goals, including:
Variable Life - permanent coverage for life with potential to accumulate policy cash value based on underlying investment options
•Our variable life policies offer flexibility in payment options and the potential to accumulate cash value through a suite of underlying investment options or a fixed rate option.

Term Life - coverage for a specified number of years with a guaranteed tax-advantaged death benefit
•Most of our term life policies offer an income tax-free death benefit and guaranteed premiums that will stay the same during the level-premium period.
•Most of our term life policies also offer a conversion option that allows the policyholder to convert the policy into a permanent policy that can potentially cover the insured for life.

Universal Life - permanent coverage for life with the potential to accumulate policy cash value
•Our universal life policies offer flexibility in payment options and the potential to accumulate cash value in an account that earns interest based on a crediting rate determined by the Company, subject to contractual minimums.
•Indexed universal life policies provide interest credited to the cash value that is linked to, but not an investment in, the performance of an external index subject to certain cap and participation rates as well as contractual minimums/maximums.

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization. (In August 2023, the Company and LPL Financial Holdings Inc. (“LPL”) announced a strategic relationship, through which the Company will move retail brokerage and investment advisory assets from Prudential Advisors’ current third-party custodian to LPL, and leverage LPL’s broker-dealer and registered investment advisory services. The transition is expected to be completed in the latter part of 2024, subject to receipt of regulatory approval and other conditions).

We primarily distribute our individual life products through the following three channels:

•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•Direct-to-Consumer through:
◦Prudential.com, a digital platform that provides distribution of our simplified products online.
◦Personal Advisory Group, Prudential’s sales desk where customers can speak to an agent via phone to fulfill their insurance or investment needs.

Revenues and Profitability
Our revenues primarily come in the form of:
•Fee income from asset management fees and service fees, which represent administrative service and distribution fees from many of our proprietary and non-proprietary mutual funds. The asset management fees are determined as a percentage of the average assets allocated to our proprietary mutual funds in our variable annuity and variable universal life products (net of sub-advisory expenses related to non-proprietary sub-advisors).
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

Our profitability is substantially impacted by our ability to appropriately price our products. We price our products based on our assumptions of future:
•An evaluation of the risks assumed and consideration of applicable risk management strategies, including hedging and reinsurance costs.
•Assumptions regarding investment returns and contractholder behavior, including persistency, benefit utilization and the timing and efficiency of withdrawals for contracts with living benefit features, as well as other assumptions.
•Our life-related product assumptions of future mortality and morbidity, policyholder behavior, interest rates and investment returns, expenses, premium payment patterns, performance and cost of ceded reinsurance, separate account fund performance and product-generated tax deductions.

Competition

We are among the industry’s largest providers of individual annuities and we compete with many providers of retirement savings and accumulation products, including large, well established insurance and financial services companies, and private equity firms. We believe our competitive advantage lies primarily in our innovative product features and our risk management strategies as well as brand recognition, financial strength, the breadth of our distribution platform and our customer service capabilities. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

In our life insurance business, we compete with many large, well-established life insurance companies in a mature market. We compete primarily based on price, service (including the speed and ease of underwriting), distribution channel relationships, brand recognition and financial strength. We periodically adjust product offerings, prices and features based on the market and our strategy, with a goal of achieving customer and enterprise value.

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

We enter into reinsurance agreements as the ceding entity for a variety of reasons but primarily do so to reduce exposure to loss, reduce risk volatility, provide additional capacity for future growth and for capital management purposes for certain of our variable annuity, term and universal life products. Under ceded reinsurance, we remain liable to the underlying policyholder if a third-party reinsurer is unable to meet its obligations. We evaluate the financial condition of reinsurers, monitor the concentration of counterparty risk and maintain collateral, as appropriate, to mitigate this exposure. For additional information on our reinsurance agreements see Note 11 to the Financial Statements.

We reinsure the majority of our mortality risk in our individual life products. The maximum amount of mortality risk we may retain on any policy is generally $100,000. See Note 11 to the Financial Statements for more information related to these reinsurance arrangements.
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
•Privacy, Data Protection and Cybersecurity Regulation
•Anti-Money Laundering and Anti-Bribery Laws
•Unclaimed Property Laws
•Taxation
•International and Global Regulatory Initiatives
Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential for federal regulation of our businesses. Under Dodd-Frank, the Financial Stability Oversight Council (“FSOC” or the “Council”) may designate a financial company as a non-bank systemically important financial institution (a “SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“FRB”) if the FSOC determines that either (i) material financial distress at the entity, or (ii) the nature, scope, size, scale, concentration, interconnectedness, or mix of the entity’s activities, could pose a threat to domestic financial stability. In November 2023, the FSOC adopted revisions to SIFI designation guidance and the accompanying analytical framework for assessing risks from companies and activities, which will make it easier to designate financial companies as SIFIs going forward. Prudential is not currently designated as a SIFI.

We cannot predict what actions the FSOC will take with respect to designating Prudential or whether interpretive guidance, new legislation or other initiatives aimed at revising Dodd-Frank and regulation of the financial system will impact the Company.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a comprehensive federal statute that applies to U.S. employee benefit plans sponsored by private employers and labor unions. Plans subject to ERISA include pension and profit sharing plans and welfare plans, including health, life and disability plans. ERISA provisions include reporting and disclosure rules, standards of conduct that apply to plan fiduciaries and prohibitions on transactions known as “prohibited transactions,” such as conflict-of-interest transactions and certain transactions between a benefit plan and a party in interest. ERISA also provides for civil and criminal penalties and enforcement. Prudential Financial's insurance, investment management and retirement businesses provide services to employee benefit plans subject to ERISA, including services where Prudential Financial may act as an ERISA fiduciary. In addition to ERISA regulation of businesses providing products and services to ERISA plans, Prudential Financial becomes subject to ERISA’s prohibited transaction rules for transactions with those plans, which may affect Prudential Financial’s ability to enter transactions, or the terms on which transactions may be entered, with those plans, even in businesses unrelated to those giving rise to party in interest status.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) and Japanese Financial Services Agency (“FSA”) Standard of Care regulations.

DOL Fiduciary Rule

The DOL "fiduciary" rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs, in particular in the Prudential Advisors distribution system.

In October 2023, the DOL released a proposed regulation titled “Retirement Security Rule: Definition of an Investment Advice Fiduciary” and proposed amendments to several prohibited transaction exemptions. These proposals, if adopted, would expand the criteria for determining who would be an “Investment Advice Fiduciary” and force most “Investment Advice Fiduciaries” to comply with Prohibited Transaction Exemption 2020-02 for fee and affiliated investment conflicts.

SEC Regulation Best Interest

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
NAIC Standard of Care
In February 2020, the NAIC adopted revisions to the model suitability rule applicable to the sale of annuities. The revised model regulation provides that the insurance salesperson must act “without placing the producer’s or the insurer’s financial interest ahead of the consumer’s interest.” The model rule will become applicable to us as it is adopted in each state. In addition, certain state regulators and legislatures have adopted or are considering adopting.

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

Group-Wide Supervision

The New Jersey Department of Banking and Insurance ("NJDOBI") acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

Additional areas of focus regarding group-wide supervision of insurance holding companies include the following:

•Examination. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years under guidelines promulgated by the NAIC. As group-wide supervisor, NJDOBI, along with our other insurance regulators, has expanded the periodic examinations to cover Prudential and all of its subsidiaries. In 2023, AZDOI and NJDOBI, along with the insurance regulators of Connecticut and Indiana, concluded a global consolidated group-wide examination of Prudential Financial and its subsidiaries for the five-year period ended December 31, 2021, with no reportable findings or statutory violations.

•Group Capital Calculation. The NAIC has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks within and across insurance groups.

•College of Supervisors. Several of our domestic and foreign regulators participate in an annual supervisory college facilitated by NJDOBI. The purpose of the supervisory college is to promote ongoing supervisory coordination, facilitate the sharing of information among regulators and enhance each regulator’s understanding of the Company’s risk profile.

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

The RBC framework is subject to periodic reexamination or revision. Due to the ongoing nature of the NAIC's activities regarding RBC, we cannot determine the ultimate timing of proposed changes or their impact to the Company.

Economic Scenario Generator (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. Development of the new Generator is ongoing, and the NAIC expects implementation to occur no earlier than 2025. We cannot predict what impact a new Generator may ultimately have on our businesses.

Insurance Reserves. State insurance laws require us to analyze the adequacy of our reserves annually. Our appointed actuary must submit an opinion that our reserves, when considered in light of the assets we hold with respect to those reserves, make adequate provision for our contractual obligations and related expenses.

Principle-Based Reserving for Life Insurance Products. In 2016, the NAIC adopted a principle-based reserving (“PBR”) approach for life insurance products. Principle-based reserving replaces the reserving methods for life insurance products for which the former formulaic basis for reserves may not accurately reflect the risks or costs of the liability or obligations of the insurer. PBR will not affect reserves for policies in force prior to January 1, 2017.We use captive reinsurance subsidiaries to finance the portion of statutory reserves for term and universal life policies that we consider to be non-economic for policies written prior to the implementation of PBR. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources Capital Financing Activities Term and Universal Life Reserve Financing” for a discussion of our life product reserves and reserve financing. The NAIC is developing a PBR framework for non-variable (fixed) annuity products in the accumulation and payout phases.

Variable Annuities Framework for Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

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

Interest Maintenance Reserve. In August 2023, the NAIC adopted a temporary change in the statutory accounting treatment of net negative interest maintenance reserves (“IMR”) that permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s RBC ratio remains above 300% of its Authorized Control Level RBC. This change is currently scheduled to expire on January 1, 2026.

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
SECURE Act
The Setting Every Community up for Retirement Enhancement (“SECURE”), enacted in 2020, together with SECURE 2.0, which was enacted in 2022 as part of the 2023 Consolidated Appropriations Act (collectively, the "SECURE Act"), is intended to help promote retirement plan coverage and increase retirement plan savings, as well as facilitate access to guaranteed lifetime income solutions. The SECURE Act addresses coverage issues by making it easier for small businesses to participate in pooled employer plans and requires coverage of certain long-term, part-time workers. The SECURE Act addresses savings issues by raising the cap on amounts contributed through auto-enrollment, increasing the maximum age for required minimum withdrawals and removing the age cap for making Individual Retirement Account ("IRA") contributions. The SECURE Act also made it easier for employers to include guaranteed lifetime income as part of their plan by providing an annuity provider selection safe harbor, as well as providing for the portability of participant investments in annuity products.

Derivatives Regulation
Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. Dodd-Frank established a framework for regulation of the over-the-counter derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between Prudential Financial subsidiaries are generally exempt from most of these requirements.

We continue to monitor regulatory developments and the potential hedging cost impacts of margin requirements, and increased capital requirements for derivatives transactions. Additionally, the need to post cash and certain collateral may also require the liquidation of higher yielding assets for cash, resulting in a negative impact on investment income.
Privacy, Data Protection and Cybersecurity Regulation
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
•require oversight of third-parties that have access to, and handle, personal or confidential information;
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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the U.K,'s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. The E.U.’s Digital Operational Resilience Act came in force in January 2023 and will be effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations. In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals and corresponding obligations on businesses. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Additional states, such as Colorado, Connecticut, Utah, and Virginia have also passed comprehensive privacy laws similar in scope to the CCPA and CPRA, some of which became effective in 2023.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation. Other states have either implemented the NAIC Insurance Data Security Model Law or are anticipated to implement it or similar laws in the near future. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Cybersecurity.”
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
Unclaimed Property Laws
We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 16 to the Financial Statements.
Taxation
U.S. Taxation
Prudential Financial and certain domestic subsidiaries, including the Company, file a consolidated federal income tax return that includes both life insurance companies and non-life insurance companies. The principal differences between the Company’s actual income tax expense and the applicable statutory federal income tax rate are generally deductions for non-taxable investment income, including the Dividends Received Deduction (“DRD”) and certain tax credits. The applicable statutory federal income tax rate is 21%. A future increase in the applicable statutory federal income tax rate above 21% would adversely impact the Company's tax position. In addition, as discussed further below, the tax attributes of our products may impact both the Company’s and our customers’ tax positions. See “Income Taxes” in Note 2 to the Financial Statements and Note 12 to the Financial Statements for a description of the Company’s tax position. As discussed further below, new tax legislation and other potential changes to the tax law may impact the Company’s tax position and the attractiveness of our products.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Prudential Financial and the controlled group of corporations of which the Company is a member has determined that it is an "applicable corporation" to determine if CAMT exceeds the regular federal income tax payable. Prudential Financial has amended its Tax Allocation Agreement, which covers all insurance companies within the US consolidated tax group, to allocate all impacts of the CAMT solely to Prudential Financial. Accordingly, none of the insurance companies in the Prudential Group will be subject to any CAMT impact for reporting purposes.

U.S. federal tax law generally permits tax deferral on the inside build-up of investment value of certain retirement savings, annuities and life insurance products until there is a contract distribution and, in general, excludes from taxation the death benefit paid under a life insurance contract. The Tax Act of 2017 did not change these rules, though it is possible that some individuals with overall lower effective tax rates could be less attracted to the tax deferral aspect of the Company’s products. The general reduction in individual tax rates and elimination of certain individual deductions may also impact the Company, depending on whether current and potential customers have more or less after-tax income to save for retirement and manage their mortality and longevity risk through the purchase of the Company’s products. Congress from time to time may enact other changes to the tax law that could make our products less attractive to consumers, including legislation that would modify the tax favored treatment of retirement savings, life insurance and annuities products. Such legislation could be in the form of a direct change to the tax favored aspects of life insurance, retirement savings or annuities, or an indirect change, such as a wealth tax or mark to market tax structure, which could make holding our products less attractive.

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

The profitability of any particular product is significantly dependent on the unique characteristics of the product and our ability to continue to generate taxable income, which is taken into consideration when pricing a product and is a component of our capital management strategies. Accordingly, changes in tax law, our ability to generate taxable income, or other factors impacting the availability or value of the tax characteristics generated by our products, could impact product pricing, increase our tax expense or require us to reduce our sales of these products or implement other actions that could be disruptive to our businesses.
International and Global Regulatory Initiatives
The Group of Twenty nations ("G20"), the Financial Stability Board ("FSB") and related bodies have developed proposals to address issues such as financial group supervision, capital and solvency standards, systemic risk, corporate governance including executive compensation, climate-related financial risks, and a host of related issues. The International Association of Insurance Supervisors ("IAIS"), the global standard setting body for the insurance sector contributes to the work of G20 and FSB through the development of standards that are intended to promote effective and globally consistent supervision and maintain fair, safe and stable insurance markets. As a standard setting body, the IAIS does not have direct authority to require insurance companies to comply with the standards it develops. However, the Company and its businesses could become subject to them if they were adopted by their respective regulators, which could impact the manner in which Prudential Financial deploys its capital, structures and manages its businesses, and otherwise operates both within the U.S. and abroad.

Human Capital Resources
The Company has no employees. Services to the Company are primarily provided by employees of Prudential Insurance as described under “Expense Charges and Allocations” in Note 15 to the Financial Statements.
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

Overview
The Company uses an integrated risk management framework to manage and oversee its risks. The Company’s risks include investment, insurance, market, liquidity, operational, and model risk as well as strategic risks that may cause the Company’s core business model to change, either through a shift in the businesses in which it is engaged or a change in execution. The Company’s strategic risks include regulatory and technological changes and other external factors. The Company's risks are further discussed below.
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
Investment risk may result from: (1) economic conditions; (2) adverse capital market conditions, including disruptions in individual market sectors or a lack of buyers in the marketplace; (3) volatility; (4) credit spread changes; (5) benchmark interest rate changes; and (6) declines in value of underlying collateral. These factors may impact the credit quality, liquidity and value of our investments and derivatives, potentially resulting in higher capital charges and unrealized or realized losses. Also, certain investments we hold, regardless of market conditions, are relatively illiquid and our ability to promptly sell these assets for their full value may be limited. Additionally, our valuation of investments may include methodologies, inputs and assumptions which could result in changes to investment valuations that may materially impact our results of operations or financial condition. For information about the valuation of our investments, see Note 5 to the Financial Statements.
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
Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g. strategic reinsurance) may not be replicable with any degree of certainty. Losses are likely to be higher under stressed conditions.
Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, as these asset classes can provide returns over longer periods of time, aligning with the long-term nature of certain of our liabilities. Public equity and alternative assets have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.

Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions. We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviates significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher-than-expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from what is expected as the result of pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the excess claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations,) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate adversely from what is expected. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in-force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions has an immediate impact on our results of operations and financial condition; however, economically the impact is generally long-term as the excess outflow is paid over time.

•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from what is expected.
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings, adverse publicity or economic conditions. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings through its impact on estimated future profits.

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
Derivative instruments that we use to hedge and manage interest rate and equity market risks associated with our products and businesses, and other risks might not perform as intended or expected resulting in higher-than-expected realized losses and stresses on liquidity and/or regulatory capital. Market conditions can limit availability of hedging instruments, require us to post additional collateral, and further increase the cost of executing product related hedges and such costs may not be recovered in the pricing of the underlying products being hedged.

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
Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities that has a key rate duration profile that is approximately equal to the key rate duration profile of our liability and surplus benchmarks; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position under U.S. GAAP. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Statements of Operations, whereas changes in the fair value of assets are recorded in "Accumulated other comprehensive income".
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
An operational risk failure may result in one or more actual or potential impacts to the Company. Operational risk may be elevated as a result of significant changes to how the Company operates, including organizational changes and transformation efforts underway that increase execution risk.
Operational Risk Types
•People - Internal fraud, breaches of employment law, unauthorized activities; loss or lack of key personnel, inadequate training; inadequate supervision.
•Processes - Processing failure; failure to safeguard or retain documents/records; errors in valuation/pricing models and processes; project management or execution failures; improper sales practices; improper administration of our products.
•Technology - Failures during the development and implementation of new systems; systems failures.
•External Events - External crime; cyber-attack; outsourcing risk; vendor risk; natural and other disasters; changes in laws/regulations.
•Legal and Regulatory - Legal and regulatory compliance failures.
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
Liabilities we may incur as a result of operational failures are described further under “Contingent Liabilities” in Note 16 to the Financial Statements. In addition, certain pending regulatory and litigation matters affecting us, and certain risks to our businesses presented by such matters, are discussed in Note 16 to the Financial Statements. We may become subject to additional regulatory and legal actions in the future.

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
•Insider threats;
•Physical infrastructure outages; and
•Workforce unavailability resulting from any of the above events, among others.
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control.
Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries and vendors and other third-parties to which we outsource the provision of services or business operations.
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. Risks related to cyber-attack arise in various areas, including:
•Protecting sensitive information is a constant need; however, some risks cannot be fully mitigated using administrative, technological, or physical controls, or otherwise.
•Employees, customers, third-party service providers on whom we rely, or other users of our systems continue to be a key avenue for malicious external parties to gain access to our network, systems, data, or that of our customers. Many attacks leverage social engineering schemes (such as phishing, vishing, or smishing) to coax an internal user to click on a malicious attachment or link to introduce malware into companies’ systems or steal the user’s username and password. Such social engineering schemes are becoming increasingly sophisticated and may involve emerging technologies such as deepfakes. Senior-level executives are increasingly becoming the targets of such attacks. Fraudulent schemes to solicit information via call centers, remote help desks and interactive voice response systems continue to increase in both volume and sophistication.
•Cyber-attacks involving the encryption and/or threat to disclose personal or confidential information (i.e., ransomware) or disruptions of communications (i.e., denial of service) for the purposes of, among other things, extortion or other motives persist and are on the rise.
•Financial services companies and their third-party service providers (including their downstream service providers) are increasingly being targeted by hackers and fraudulent actors seeking to monetize personal or confidential information to extort money, or for other malicious purposes. Such campaigns have targeted online applications and services.
•Nation-state sponsored or affiliated organizations are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.

•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes.

•We rely on third-parties to provide services, as described further below. While we maintain certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, have become subject to security breaches, including as a result of their failure to perform in accordance with their contractual obligations.

•Hardware, software or applications developed by, obtained from, or implemented in accordance with specifications provided by third-parties may contain vulnerabilities in design, maintenance or manufacturing that could be exploited to compromise the Company’s information security.
•Continuing use of remote or flexible work arrangements, including remote access tools and mobile technology (including use of personal devices), have expanded potential attack surfaces.
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence (“AI”), increase our information security risks and exposure.
The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. AI and Generative AI may be misused by us or by such third-parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, many of the potential risks of Generative AI are currently unknowable, however, specific risks relating to AI and Generative AI could include, among others:

•Reputational Damage: Malicious actors could use AI to create deepfakes of the Company's executives or manipulate financial documents, leading to loss of customer trust and significant reputational damage. Moreover, the use of AI trained on inaccurate data sets could result in inaccurate or biased decisions.
•Fraudulent Activity: AI could be used to create forged documents or impersonate individuals to commit financial fraud, leading to financial losses and regulatory scrutiny.
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns and potentially violating data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, and compliance efforts. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, and the amount of insurance may not be adequate.
Third-parties (outsourcing providers, vendors and suppliers) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties operate in a poorly controlled manner. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States.
Affiliate and third-party distributors of our products present added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions. The third-party distributing firms are rarely dedicated to us exclusively and may frequently recommend and/or market products of our competitors. Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, regulators have been clear with expectations that product manufacturers retain significant sales practices accountability.
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
Additionally, certain of our affiliated distributors engage in direct marketing to consumers through telemarketing, email marketing and other lead generation activities that subject us to various state and federal laws and regulations, including the Telephone Consumer Protection Act and the Americans with Disabilities Act. Violations of these regulations could subject our affiliated distributors to litigation and regulatory inquiries that result in penalties or damages.
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
See Note 16 to the Financial Statements for additional information regarding litigation and regulatory matters relating to the distribution of products.

Although we distribute our products through a wide variety of distribution channels, we do maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
Model Risk
As a financial services company, we are exposed to model risk, which is the risk of financial loss or reputational damage or adverse regulatory impacts caused by model errors or limitations, incorrect implementation of models, or misuse of or overreliance upon models. Models are utilized by our businesses and corporate areas primarily to project future cash flows associated with pricing products, calculating reserves and valuing assets, as well as in evaluating risk and determining capital requirements, among other uses. Because models are used across the Company, model risk impacts all risk types. As our businesses continue to grow and evolve, the number and complexity of models we utilize expands, increasing our exposure to error in the design, implementation or use of models, including the associated input data and assumptions. Furthermore, model risk will be elevated during periods of transformation or due to new or changing laws or regulations.
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
•Privacy, data, artificial intelligence and cybersecurity regulation.
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
•A downgrade in our financial strength or credit ratings could potentially, among other things, adversely impact our business prospects, results of operations, financial condition and liquidity. For a discussion of our ratings and the potential impact of a ratings downgrade on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital.” We cannot predict what additional actions rating agencies may take, or what actions we may take in response to the actions of rating agencies, which could adversely affect our business. Our ratings could be downgraded at any time and without notice by any rating agency. Credit rating agencies continually review their methodologies, including capital and earnings assessment models, as well as their ratings for the companies that they follow, including us. The credit rating agencies also evaluate the industry as a whole and may change our credit rating based on their overall view of our industry. In addition, a sovereign downgrade could result in a downgrade of PLNJ.
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

•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as higher inflation and higher interest rates, like we have seen since 2022, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Because of the size and scope of our business, we are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors Operational Risk” for a discussion of such risks.

Cybersecurity risk management is integrated within our risk management framework. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management" for additional information on our risk management. We conduct risk identification through several processes at the business unit, corporate, senior management, and Board levels. This framework includes escalation points to Prudential's risk committees, allowing cyber risk and control matters to be elevated to the Board of Directors or its Audit Committee for oversight.

In order to respond to the threat of security breaches and cyber-attacks, Prudential Financial has developed an information security program designed to protect and preserve the confidentiality, integrity, and continued availability of information owned by, or in the care of, the Company. This information security program provides for the coordination of various corporate functions and governance groups, including global technology, risk, legal, compliance and corporate audit, and serves as a framework for the execution of responsibilities across businesses and operational roles. Among other things, the information security program establishes security standards for our technological resources and includes training for employees, contractors and third-parties. Employees with access to our Company’s systems are subject to comprehensive annual training on responsible information security, data security, and cybersecurity practices and how to protect data against cyber threats.

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader security community and monitor cyber threat information.

To address risks associated with third-parties, Prudential Financial has established an enterprise-wide Third-Party Risk Management Program. This program’s features include, among other things, identifying, assessing and managing cybersecurity risks throughout the life of our third-party relationships.

We also maintain an incident response plan, which specifies escalation and evaluation processes for cyber events. This plan is executed in close coordination with our corporate functions, including a dedicated cyber and privacy law function, external affairs, and risk management, and is designed to ensure, among other things, appropriate and timely reporting and disclosure.

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors Operational Risk” for a discussion of risks related to cybersecurity.

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Chief Information Officer (“CIO”). We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques, including intrusion detection, malware analysis and penetration testing. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the CIO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

Prudential Financial's Audit Committee regularly briefs the full Board of Directors on these matters, and the full Board of Directors also receives periodic briefings on cyber threats in order to enhance our directors’ literacy on cyber issues.
Item 2.  Properties
Office space is provided by Prudential Insurance, as described under “Expense Charges and Allocations” in Note 15 to the Financial Statements.
Item 3.  Legal Proceedings
See Note 16 to the Financial Statements under “Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters.
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
Overview
The Company is licensed to sell variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York. The Company only sells such products in New York primarily through affiliated and unaffiliated distributors.
In July 2023, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life ("GUL") policies to the Prudential Universal Reinsurance Entity Company (“PURE”), a newly formed wholly-owned subsidiary of Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities, on a modified coinsurance basis, to Somerset Re. The deal is subject to the satisfaction of customary closing conditions. We will continue to manage financing related to Guideline AXXX reserves for the business reinsured to Somerset Re; as a result, we anticipate changes to our current captive financing arrangements upon closing of the reinsurance transaction, including an increase in the amount of financing related to Guideline AXXX reserves. See “Liquidity and Capital Resources Liquidity Term and Universal Life Reserve Financing” below for discussion of our current captive financing arrangements.
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
Financial and Economic Environment. Interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our business from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Risk Factors”.
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
•insurance reserve levels, including market risk benefits ("MRBs"), and market experience true-ups;
•policyholder behavior, including surrender or withdrawal activity; and
•product offerings, design features, crediting rates and sales mix.
For additional information regarding interest rate risks, see "Risk Factors—Market Risk".
Accounting Policies & Pronouncements
Application of Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires the application of accounting policies that often involve a significant degree of judgment. Management, on an ongoing basis, reviews the estimates and assumptions used in the preparation of the Company's financial statements. If management determines that modifications to assumptions and estimates are appropriate given current facts and circumstances, the Company’s results of operations and financial position as reported in the Financial Statements could change significantly. See Note 1 to the Financial Statements for additional information.
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
•For some long-duration contracts, we utilize a net premium valuation methodology in measuring the liability for future policy benefits. Under this methodology, the Company accrues a liability for future policy benefits when premium revenue is recognized. The liability is based on the present value of expected future benefits to be paid to or on behalf of policyholders and related non-level claim settlement expenses less the present value of expected future net premiums (portion of the gross premium required to provide for all benefits and related non-level claim settlement expenses using current best estimate assumptions). A net-to-gross (“NTG”) ratio is calculated as the ratio of the present value of expected policy benefits and non-level claim settlement expenses divided by the present value of expected gross premiums. The NTG ratio is applied to gross premiums, as premium revenue is recognized, to determine net premiums that are subtracted from the present value of expected benefits and non-level claim settlement expenses to determine the liability for future policy benefits, which cannot be less than zero. The NTG ratio at the cohort measurement unit level cannot exceed 100%, and if it exceeds 100%, the excess benefit expenses are recorded as a charge to current period earnings. The result of the net premium valuation methodology is that the liability at any point in time represents an accumulation of the portion of premiums received to date expected to fund future benefits (i.e., net premiums received to date), less any benefits and expenses already paid. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that obligation would be funded by net premiums received in the future and would be recognized in the liability at that time. The insurance cash flow projections are updated quarterly to reflect actual experience and are generally updated annually to reflect changes in best estimate future insurance assumptions using a retrospective unlocking method with the impact recorded through current period earnings. At the time of an experience or best estimate assumption unlocking, a revised NTG ratio is calculated using actual historical cash flow experience and updated, if any, best estimate future cash flow projections, discounted using the locked-in discount rate. The revised NTG ratio is then applied to prior period cashflows to derive a cumulative catch-up adjustment as of the beginning of the quarter. The revised NTG ratio is then used going forward to accrue the reserve, until the next unlocking. The liability is also remeasured each quarter using a current discount rate, based on an upper medium grade fixed-income instrument yield, with the impact recorded through accumulated other comprehensive income. Expense assumptions included in the liability only include claim related expenses and exclude acquisition costs and non-claim related costs such as costs relating to investments, general administration, policy maintenance, product development, market research, and general overhead.
•For limited-payment contracts, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted amount of insurance in force for life insurance or expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.
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
We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend.
The quarterly adjustments for market performance referred to above reflect the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher-than-expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2023, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 4.3% near-term mean reversion equity expected rate of return.
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

The following paragraph provides additional details about the reserves we have established:
The reserves for future policy benefits as of December 31, 2023, primarily relate to term life, universal life and variable life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and investment yield assumptions. For variable and universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
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
Market Risk Benefits
Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gain (loss)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRBs will go through net income. The Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $80 million and $70 million, respectively, and an increase and a decrease to net income of $5 million and $5 million, respectively. For additional information regarding the valuation of these MRB features, see Note 5 to the Financial Statements.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2023 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$0
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$10
Decrease by 1%	$(10)
Lapse(2):
Increase by 10%	$20
Decrease by 10%	$(20)
(1)    MRB impact reflects the net impact of MRB assets and liabilities prior to hedging.
(2)    Assumes the same shock across all products; however, we would not expect lapse rates of different products to move uniformly.
Valuation of Investments, Including Derivatives, Measurement of Allowance for Credit Losses and the Recognition of Other-than-Temporary Impairments
Our investment portfolio consists of public and private fixed maturity securities, commercial mortgage and other loans, equity securities, other invested assets and derivative financial instruments. Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities, credit spreads, market volatility, expected returns, and liquidity. Derivative financial instruments that are generally used include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. We are also party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. Management believes the following accounting policies related to investments, including derivatives, are most dependent on the application of estimates and assumptions. Each of these policies is discussed further within other relevant disclosures related to investments and derivatives, as referenced below:
•Valuation of investments, including derivatives;
•Measurement of the allowance for credit losses on fixed maturity securities classified as available-for-sale, commercial mortgage loans, and other loans; and
•Recognition of other-than-temporary impairments ("OTTI") for equity method investments.
We present at fair value in the statements of financial position our debt security investments classified as available-for-sale, investments classified as trading, and certain fixed maturities, equity securities and certain investments within “Other invested assets,” such as derivatives. For additional information regarding the key estimates and assumptions surrounding the determination of fair value of fixed maturity and equity securities, as well as derivative instruments, embedded derivatives and other investments, see Note 5 to the Financial Statements.
For our investments classified as available-for-sale, the impact of changes in fair value is recorded as an unrealized gain or loss in AOCI, a separate component of equity. For our investments classified as trading and equity securities, the impact of changes in fair value is recorded within “Other income (loss)”. Our commercial mortgage and other loans are carried primarily at unpaid principal balances, net of unamortized deferred loan origination fees and expenses and unamortized premiums or discounts and a valuation allowance for losses.

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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2023 "Income tax expense (benefit)" of $1 million.
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
Adoption of New Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. Adoption of this ASU impacted, at least to some extent, the accounting and disclosure requirements for all long-duration insurance and investment contracts issued by the Company and had a significant financial impact on the Financial Statements and disclosures. See Note 1 for additional information.

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

Changes in Financial Position
2023 to 2022 Annual Comparison
Total assets increased $2.3 billion from $20.6 billion at December 31, 2022 to $22.9 billion at December 31, 2023. Significant components were:
•Total investments increased $1.7 billion primarily driven by an increase in policy loans from variable life contracts and an increase in fixed maturity investments primarily due to business growth and reinvestment of capital contributions; and
•Reinsurance recoverables increased $0.5 billion primarily due to business growth from universal life guarantees and term products in addition to affiliated reinsurance from new sales of indexed annuities.
Total liabilities increased $1.9 billion from $19.6 billion at December 31, 2022 to $21.5 billion at December 31, 2023. Significant components were:
•Policyholders' account balances increased $1.2 billion primarily driven by separate account transfers to fund variable life contract policy loans;
•Future policy benefits increased $0.3 billion primarily due to higher reserves for universal life guarantees and term life products driven by business growth; and
•Other liabilities increased $0.3 billion primarily driven by affiliated reinsurance from new sales of indexed annuities.
Total equity increased $0.3 billion primarily driven by $257 million of capital contributions to fund statutory reserve requirements and net income of $96 million.
Results of Operations
Income (loss) from Operations before Income Taxes
2023 to 2022 Annual Comparison
Income (loss) from operations before income taxes increased $209 million from a loss of $101 million in 2022 to a gain of $108 million in 2023. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $11 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) increased $198 million primarily driven by higher Change in value of market risk benefits, net of related hedging gain (loss), from ceded NPR.
Revenues, Benefits and Expenses
2023 to 2022 Annual Comparison
Revenues increased $228 million from $68 million in 2022 to $296 million in 2023. This includes an unfavorable comparative decrease of $4 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $232 million primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gain (loss), from ceded NPR; and
•Higher net investment income due to the impact of higher reinvestment rates.
Benefits and expenses increased $20 million from $169 million in 2022 to $189 million in 2023. This includes a favorable comparative decrease of $15 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $35 million primarily driven by higher Policyholders' benefits due to business growth in traditional life product reserves, net of reinsurance.
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
Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are provided in the following table:

	Years Ended December 31,
	2023	2022	2021
	($ in millions)
Expected federal income tax expense (benefit) at federal statutory rate(1)	$23	$(21)	$20
Non-taxable investment income	(6)	(6)	(6)
Tax credits	(4)	(3)	(3)
Changes in tax law	0	0	0
Other	(1)	0	1
Reported income tax expense (benefit)	$12	$(31)	$11
Effective tax rate(1)	11.0%	30.6%	11.6%
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” Our effective tax rate for fiscal years 2023, 2022 and 2021 was 11.0%, 30.6% and 11.6%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 12 to the Financial Statements.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2023, 2022 and 2021. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

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
For additional information regarding income tax related items, see “Business—Regulation” and Note 12 to the Financial Statements.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2023 and 2022, the Company had liquid assets of $2,582 million and $2,010 million, respectively. The portion of liquid assets comprised cash and cash equivalents and short-term investments was $192 million and $263 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, $2,268 million, or 96%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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

As of December 31, 2023, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $15,700 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $13,820 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $16,050 million, of which $14,070 million was outstanding as of December 31, 2022. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. Under certain of the transactions, Prudential Financial has agreed to make capital contributions to the captive to reimburse it for investment losses in excess of specified amounts and/or has agreed to reimburse the external counterparties for any payments made under the credit-linked notes. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis.
As of December 31, 2023, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of December 31, 2023, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
For additional information regarding the potential impacts of interest rate and other market fluctuations, as well as general economic and market conditions on our businesses and profitability, see “Item 1A. Risk Factors” above. For additional information regarding our liquidity and capital resources, which may be impacted by changing market risks, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above.
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
•Asset/liability management;
•Stress scenario testing;
•Hedging programs and affiliated reinsurance; and
•Risk management governance, including policies, limits, and a committee that oversees investment and market risk.

Market Risk Mitigation
Risk mitigation takes three primary forms:
•Asset/Liability Management: Managing assets to liability-based measures. For example, investment policies identify target durations for assets based on liability characteristics and asset portfolios are managed within ranges around them. This mitigates potential unanticipated economic losses from interest rate movements.
•Hedging: Using derivatives to offset risk exposures. For example, for our variable annuities business, potential living benefit claims resulting from more severe market conditions are hedged using derivative instruments.
•Management of portfolio concentration risk. For example, ongoing monitoring and management of key rate, currency and other concentration risks support diversification efforts to mitigate exposure to individual markets and sources of risk.
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

We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2023 and 2022. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2023			December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$2,386	$(224)		$1,743	$(166)
Policy loans		1,115	0		212	0
Commercial mortgage and other loans		238	(11)		142	(7)
Derivatives:
Swaps	$297	3	3	$171	16	(2)
Options	1,289	(13)	10	509	(20)	0
Forwards	10	0	0	8	0	0
Indexed universal life contracts		(142)	19		(108)	17
Indexed annuity contracts		(95)	(9)		0	0
Total embedded derivatives(2)		(237)	10		(108)	17
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		179	0		217	1
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		1,249	102		1,151	102
Market risk benefits(5)		302	186		398	216
Net estimated potential gain			$76			$161
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value.” Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes approximately $5 billion and $4 billion as of December 31, 2023 and 2022, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
(4)Changes in fair value of benefit reserves (traditional and limited-payment contracts) are included in AOCI.
(5)Amounts reported gross of reinsurance.

Under U.S. GAAP, the fair value of the MRBs and embedded derivatives for certain features associated with indexed universal life, and indexed annuity contracts, reflected in the table above, includes the impact of the market’s perception of our NPR. For additional information regarding the key estimates and assumptions used in our determination of fair value, including NPR, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies & Pronouncements—Application of Critical Accounting Estimates—Market Risk Benefits” above.
Market Risk Related to Equity Prices
We have exposure to equity price risk through our investments in equity securities, equity-based derivatives, MRBs and embedded derivatives associated with index-linked crediting features of universal life and annuity contracts. Changes in equity prices may impact other items including, but not limited to, the following:
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
We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2023 and 2022. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2023			December 31, 2022
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$5	$(1)		$4	$0
Equity-based derivatives(1)	$1,289	(13)	(23)	$509	(20)	(3)
Indexed universal life contracts		(142)	2		(108)	3
Indexed annuity contracts		(95)	20		0	0
Total embedded derivatives(1)(2)		(237)	22		(108)	3
Market risk benefits(3)		302	(83)		398	(80)
Net estimated potential loss			$(85)			$(80)
(1)The notional and fair value of equity-based derivatives and the fair value of embedded derivatives are also reflected in amounts under “Market Risk Related to Interest Rates” above and are not cumulative.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Amounts reported gross of reinsurance.

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
Additionally, our derivatives include embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding our derivative activities, see Note 4 to the Financial Statements.
Market Risk Related to Variable Annuity Products
The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates, market volatility and actuarial assumptions. We manage our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of product design features, such as an automatic rebalancing feature and/or inclusion in our ALM strategy. In addition, we hedge or limit our exposure to the risk created by capital market fluctuations through affiliated reinsurance. Our guaranteed living and death benefit features on variable annuities are accounted for as MRBs and recorded at fair value. The market risk sensitivities associated with U.S. GAAP values of both the MRBs and the related derivatives used to hedge the changes in fair value of these MRBs are provided under “Market Risk Related to Interest Rates” and “Market Risk Related to Equity Prices” above.
For additional information regarding our risk management strategies, including our ALM strategy and product design features, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2023, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
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
March 20, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Pruco Life Insurance Company of New Jersey (the "Company") as of December 31, 2023 and 2022, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for long-duration insurance and investment contracts in 2023.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2 and 8 to the financial statements, the Company issues certain life contracts which contain guaranteed benefit features, including no-lapse guarantees. For these contract features, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance. As of December 31, 2023, the additional insurance reserve was $986 million, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

The principal considerations for our determination that performing procedures relating to the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits is a critical audit matter are (i) the significant judgment by management when developing the significant assumptions for the guaranteed benefit features accounted for as additional insurance reserves, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the significant assumptions used by management, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, including controls over the development of the significant assumptions. These procedures also included, among others, (i) testing management’s process for determining the valuation of guaranteed benefit features associated with certain life products included in the liability for future policy benefits, (ii) the use of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant assumptions used in the valuation based on industry knowledge and data as well as historical Company data and experience. The procedures also included testing the completeness and accuracy of data used to develop the significant assumptions and testing that the significant assumptions are accurately reflected in the models.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 20, 2024

We have served as the Company's auditor since 1996.

Pruco Life Insurance Company of New Jersey
Statements of Financial Position
December 31, 2023 and 2022 (in thousands, except share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2023 – $4; 2022 – $363) (amortized cost: 2023 – $2,559,973; 2022 – $1,990,718)	$2,362,095	$1,719,488
Fixed maturities, trading, at fair value (amortized cost: 2023 – $25,745; 2022 – $27,566)	23,440	23,782
Equity securities, at fair value (cost: 2023 – $4,653; 2022 – $4,614)	4,615	4,358
Policy loans	1,115,096	212,063
Short-term investments	5,959	7,000
Commercial mortgage and other loans (net of $1,162 and $408 allowance for credit losses at December 31, 2023 and December 31, 2022, respectively)	239,629	148,179
Other invested assets (includes $4,387 and $2,389 of assets measured at fair value at December 31, 2023 and 2022, respectively)	153,885	129,528
Total investments	3,904,719	2,244,398
Cash and cash equivalents	186,383	255,767
Deferred policy acquisition costs(1)	393,139	351,874
Accrued investment income	53,906	25,222
Reinsurance recoverables(1)	3,603,225	3,098,248
Receivables from parent and affiliates	24,502	19,348
Income tax assets(1)	68,079	67,615
Market risk benefit assets(1)	537,659	558,624
Other assets(1)	49,010	48,391
Separate account assets	14,077,103	13,926,958
TOTAL ASSETS	$22,897,725	$20,596,445
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances(1)	$4,036,184	$2,774,315
Future policy benefits(1)	2,398,443	2,130,042
Market risk benefit liabilities(1)	537,659	558,624
Payables to parent and affiliates	9,380	7,546
Other liabilities(1)	470,830	172,305
Separate account liabilities	14,077,103	13,926,958
Total liabilities	21,529,599	19,569,790
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	775,412
Retained earnings(1)	381,140	285,433
Accumulated other comprehensive income (loss)(1)	(47,527)	(36,190)
Total equity	1,368,126	1,026,655
TOTAL LIABILITIES AND EQUITY	$22,897,725	$20,596,445
(1)    Prior period amounts reflect the implementation of Accounting Standard Update ("ASU") 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
REVENUES
Premiums(1)	$39,553	$33,708	$28,749
Policy charges and fee income(1)	59,679	57,734	72,162
Net investment income	166,024	98,392	100,491
Asset administration fees	9,147	8,480	8,875
Other income (loss)	3,576	(2,153)	781
Realized investment gains (losses), net(1)	(44,310)	13,835	515
Change in value of market risk benefits, net of related hedging gain (loss)(1)	62,792	(142,046)	39,670
TOTAL REVENUES	296,461	67,950	251,243
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	55,503	28,189	40,779
Change in estimates of liability for future policy benefits(1)	(2,115)	16,631	2,819
Interest credited to policyholders’ account balances	64,135	47,578	43,004
Amortization of deferred policy acquisition costs(1)	20,572	19,290	18,198
General, administrative and other expenses(1)	50,789	56,865	50,727
TOTAL BENEFITS AND EXPENSES	188,884	168,553	155,527
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	107,577	(100,603)	95,716
Income tax expense (benefit)(1)	11,870	(30,774)	11,093
NET INCOME (LOSS)	$95,707	$(69,829)	$84,623
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	225	(336)	(259)
Net unrealized investment gains (losses)(1)	58,515	(376,485)	(67,261)
Interest rate remeasurement of future policy benefits(1)	(10,299)	59,867	13,404
Gain (loss) from changes in non-performance risk on market risk benefits(1)	(62,792)	142,046	(39,669)
Total	(14,351)	(174,908)	(93,785)
Less: Income tax expense (benefit) related to other comprehensive income (loss)(1)	(3,014)	(36,731)	(19,694)
Other comprehensive income (loss), net of taxes	(11,337)	(138,177)	(74,091)
Comprehensive income (loss)	$84,370	$(208,006)	$10,532
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Equity
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2020	$2,000	$348,735	$328,450	$185,407	$864,592
Cumulative effect of adoption of ASU 2018-12			(57,811)	(9,329)	(67,140)
Contributed capital		101,300			101,300
Contributed (distributed) capital- parent/child asset transfers		67			67
Comprehensive income (loss):
Net income (loss)			84,623		84,623
Other comprehensive income (loss), net of tax				(74,091)	(74,091)
Total comprehensive income (loss)					10,532
Balance, December 31, 2021(1)	2,000	450,102	355,262	101,987	909,351
Contributed capital		326,700			326,700
Contributed (distributed) capital- parent/child asset transfers		(1,390)			(1,390)
Comprehensive income (loss):
Net income (loss)			(69,829)		(69,829)
Other comprehensive income (loss), net of tax				(138,177)	(138,177)
Total comprehensive income (loss)					(208,006)
Balance, December 31, 2022(1)	2,000	775,412	285,433	(36,190)	1,026,655
Contributed capital		256,600			256,600
Contributed (distributed) capital- parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			95,707		95,707
Other comprehensive income (loss), net of tax				(11,337)	(11,337)
Total comprehensive income (loss)					84,370
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021 (in thousands)

	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$95,707	$(69,829)	$84,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(9,491)	(3,182)	6,705
Interest credited to policyholders’ account balances	64,135	47,578	43,004
Realized investment (gains) losses, net(1)	44,310	(13,835)	(515)
Change in value of market risk benefits, net of related hedging (gains) losses(1)	(62,792)	142,046	(39,670)
Change in:
Future policy benefits and other insurance liabilities(1)	290,389	422,975	315,782
Reinsurance recoverables(1)	(150,499)	(365,401)	(116,031)
Accrued investment income	(28,684)	(2,683)	(1,291)
Net payables to/receivables from parent and affiliates	(8,270)	3,073	(4,223)
Deferred policy acquisition costs(1)	(41,264)	(43,130)	(64,526)
Income taxes(1)	2,416	(8,362)	4,550
Derivatives, net	14,217	4,514	25,229
Other, net(1)	(117,664)	(102,980)	(123,099)
Cash flows from (used in) operating activities	92,510	10,784	130,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	114,300	101,647	101,100
Fixed maturities, trading	1,821	6,251	580
Equity securities	27	45	0
Policy loans	30,698	28,786	28,007
Ceded policy loans	(2,198)	(1,687)	(1,827)
Short-term investments	12,000	9,997	32
Commercial mortgage and other loans	10,772	18,108	21,360
Other invested assets	2,288	3,014	6,414
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(681,930)	(335,123)	(226,125)
Fixed maturities, trading	0	0	(19,724)
Equity securities	(57)	(182)	0
Policy loans	(926,073)	(21,782)	(17,769)
Ceded policy loans	3,058	2,033	1,770
Short-term investments	(10,949)	(7,000)	(9,997)
Commercial mortgage and other loans	(102,277)	(51,654)	(3,912)
Other invested assets	(16,146)	(16,508)	(23,513)
Notes receivable from parent and affiliates, net	629	(36)	(33)
Derivatives, net	458	3,806	1,301
Other, net	0	4,053	(785)
Cash flows from (used in) investing activities	(1,563,579)	(256,232)	(143,121)

	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,592,494	496,074	559,970
Ceded policyholders’ account deposits	(319,300)	(313,962)	(331,276)
Policyholders’ account withdrawals	(408,084)	(384,210)	(514,729)
Ceded policyholders’ account withdrawals	265,027	240,291	248,163
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	0	(2,725)
Contributed / (return of) capital	255,000	325,400	100,000
Contributed (distributed) capital - parent/child asset transfers	634	(1,759)	85
Drafts outstanding	202	5,501	(1,804)
Other, net	15,712	(2,436)	22,688
Cash flows from (used in) financing activities	1,401,685	364,899	80,372
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,384)	119,451	67,789
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	255,767	136,316	68,527
CASH AND CASH EQUIVALENTS, END OF YEAR	$186,383	$255,767	$136,316
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refund)	$9,454	$(22,412)	$6,543
Interest paid	$156	$0	$18
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Significant Non-Cash Transactions
There were no significant non-cash transactions for the years ended December 31, 2023, 2022 and 2021.

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

Basis of Presentation

On January 1, 2023, the Company adopted ASU 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, which provided new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. See “Adoption of ASU 2018-12” below for additional information regarding this adoption, including the impacts to the Company’s 2022 and 2021 financial statements from implementing the new accounting standard as well as the transition impacts recorded as of January 1, 2021. See Note 2 for additional details regarding the key policy changes effected by this ASU and updated accounting policies resulting from the adoption of this ASU for all periods presented in the Financial Statements.

The Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Intercompany balances and transactions have been eliminated.

Adoption of ASU 2018-12

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts which provides new authoritative guidance impacting the accounting and disclosure requirements for long-duration insurance and investment contracts issued by the Company. The Company adopted this guidance, effective January 1, 2023, using the modified retrospective transition method, where permitted, for changes to the liability for future policy benefits and DAC and related balances, and using the retrospective transition method, as required, for market risk benefits. The Company applied the guidance as of the transition date of January 1, 2021 and retrospectively adjusted prior period amounts shown in the 2023 financial statements to reflect the new guidance.

The following tables present amounts as originally reported for 2022 and 2021, the effect upon those amounts from the adoption of the new guidance under ASU 2018-12, and the adjusted amounts that are reflected in the Financial Statements included herein.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Statements of Financial Position:

	December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
Deferred policy acquisition costs	$364,494	$(12,620)	$351,874
Reinsurance recoverables	3,258,526	(160,278)	3,098,248
Income tax assets	67,126	489	67,615
Market risk benefit assets	0	558,624	558,624
Other assets	16,207	32,184	48,391
TOTAL ASSETS	$20,178,046	$418,399	$20,596,445
Policyholders’ account balances	$2,763,730	$10,585	$2,774,315
Future policy benefits	2,303,407	(173,365)	2,130,042
Market risk benefit liabilities	0	558,624	558,624
Other liabilities	147,908	24,397	172,305
Total liabilities	19,149,549	420,241	19,569,790

Retained earnings	439,236	(153,803)	285,433
Accumulated other comprehensive income (loss)	(188,151)	151,961	(36,190)
Total equity	1,028,497	(1,842)	1,026,655
TOTAL LIABILITIES AND EQUITY	$20,178,046	$418,399	$20,596,445

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Statements of Operations and Comprehensive Income (Loss):

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$34,901	$(1,193)	$33,708
Policy charges and fee income	85,416	(27,682)	57,734
Realized investment gains (losses), net	13,416	419	13,835
Change in value of market risk benefits, net of related hedging gain (loss)	0	(142,046)	(142,046)
TOTAL REVENUES	238,452	(170,502)	67,950
BENEFITS AND EXPENSES
Policyholders’ benefits	55,094	(26,905)	28,189
Change in estimates of liability for future policy benefits	0	16,631	16,631
Amortization of deferred policy acquisition costs	24,512	(5,222)	19,290
General, administrative and other expenses	58,570	(1,705)	56,865
TOTAL BENEFITS AND EXPENSES	185,754	(17,201)	168,553
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	52,698	(153,301)	(100,603)
Income tax expense (benefit)	1,419	(32,193)	(30,774)
NET INCOME (LOSS)	$51,279	$(121,108)	$(69,829)
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(403,214)	26,729	(376,485)
Interest rate remeasurement of future policy benefits	0	59,867	59,867
Gain (loss) from changes in non-performance risk on market risk benefits	0	142,046	142,046
Total	(403,550)	228,642	(174,908)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(84,746)	48,015	(36,731)
Other comprehensive income (loss), net of taxes	(318,804)	180,627	(138,177)
Comprehensive income (loss)	$(267,525)	$59,519	$(208,006)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
REVENUES
Premiums	$29,945	$(1,196)	$28,749
Policy charges and fee income	89,781	(17,619)	72,162
Realized investment gains (losses), net	1,968	(1,453)	515
Change in value of market risk benefits, net of related hedging gain (loss)	0	39,670	39,670
TOTAL REVENUES	231,841	19,402	251,243
BENEFITS AND EXPENSES
Policyholders’ benefits	48,516	(7,737)	40,779
Change in estimates of liability for future policy benefits	0	2,819	2,819
Amortization of deferred policy acquisition costs	24,203	(6,005)	18,198
General, administrative and other expenses	52,194	(1,467)	50,727
TOTAL BENEFITS AND EXPENSES	167,917	(12,390)	155,527
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	63,924	31,792	95,716
Income tax expense (benefit)	4,417	6,676	11,093
NET INCOME (LOSS)	$59,507	$25,116	$84,623
Other comprehensive income (loss), before tax:
Net unrealized investment gains (losses)	(69,049)	1,788	(67,261)
Interest rate remeasurement of future policy benefits	0	13,404	13,404
Gain (loss) from changes in non-performance risk on market risk benefits	0	(39,669)	(39,669)
Total	(69,308)	(24,477)	(93,785)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(14,554)	(5,140)	(19,694)
Other comprehensive income (loss), net of taxes	(54,754)	(19,337)	(74,091)
Comprehensive income (loss)	$4,753	$5,779	$10,532

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Statements of Cash Flows:

	Year Ended December 31, 2022
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,279	$(121,108)	$(69,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(19,960)	16,778	(3,182)
Realized investment (gains) losses, net	(13,416)	(419)	(13,835)
Change in value of market risk benefits, net of related hedging (gains) losses	0	142,046	142,046
Change in:
Future policy benefits and other insurance liabilities	222,224	200,751	422,975
Reinsurance recoverables	(268,022)	(97,379)	(365,401)
Deferred policy acquisition costs	(38,058)	(5,072)	(43,130)
Income taxes	23,831	(32,193)	(8,362)
Other, net	424	(103,404)	(102,980)
Cash flows from (used in) operating activities	$10,784	$0	$10,784

	Year Ended December 31, 2021
IMPACTED LINES ONLY	As Originally Reported	Effect of Change	As Currently Reported
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,507	$25,116	$84,623
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(21,724)	28,429	6,705
Realized investment (gains) losses, net	(1,968)	1,453	(515)
Change in value of market risk benefits, net of related hedging (gains) losses	0	(39,670)	(39,670)
Change in:
Future policy benefits and other insurance liabilities	294,654	21,128	315,782
Reinsurance recoverables	(209,431)	93,400	(116,031)
Deferred policy acquisition costs	(58,421)	(6,105)	(64,526)
Income taxes	(2,127)	6,677	4,550
Other, net	7,329	(130,428)	(123,099)
Cash flows from (used in) operating activities	$130,538	$0	$130,538

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
(1)Reflects the cumulative impact of changes in the fair value of market risk benefits (“MRBs”) non-performance risk (“NPR”) from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)Reflects the impact on additional insurance reserves ("AIR") and other related balances primarily related to the no-lapse guarantee features on certain universal life contracts. For additional information, see Note 2.
(3)Primarily reflects the reassessment of deferred reinsurance losses ("DRL").

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
(1)Reflects the cumulative impact of changes in NPR on the fair value of market risk benefits from the date of contract issuance to January 1, 2021. These amounts were previously recorded in retained earnings but are now reflected in AOCI under the new guidance.
(2)Primarily reflects amounts related to DAC and other balances as unrealized investment gains or losses no longer impact the amortization pattern of such balances under the new guidance. Also includes the impacts from updates to reserves and other related balances for certain universal life contracts. For additional information, see Note 2.

	January 1, 2021
	Deferred Policy Acquisition Costs
	Term Life	Variable/Universal Life	Total
	(in thousands)
Balance prior to transition	$51,526	$172,899	$224,425
Unwinding amounts related to unrealized investment gains and losses	0	21,714	21,714
Other(1)	1	(1,922)	(1,921)
Balance after transition	$51,527	$192,691	$244,218
(1)    Represents miscellaneous model refinements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

January 1, 2021
Market Risk Benefits(1)
Variable Annuities
(in thousands)
Liability for guaranteed benefits recorded at fair value, prior to transition	$1,195,470
Additional insurance reserves to be reclassed to market risk benefits, prior to transition, excluding amounts related to unrealized investment gains and losses	22,735
Total liability prior to transition	1,218,205
Change in reserve basis to market risk benefits framework	(12,634)
Market risk benefits after transition, at current non-performance risk value	1,205,571
Less: Reinsured market risk benefits	1,205,571
Market risk benefits after transition, net of reinsurance	0

Market risk benefits after transition, at contract inception non-performance risk value	1,266,363
Cumulative change in non-performance risk	60,792
Market risk benefits after transition, at current non-performance risk value	$1,205,571
(1)    For additional information regarding market risk benefits, see Note 10.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Reclassifications

Certain amounts in prior periods have been reclassified for reasons unrelated to the adoption of ASU 2018-12 to conform to the current period presentation.

Out of Period Adjustments

During the three and twelve months ended December 31, 2023, the Company recorded out of period adjustments resulting in an aggregate net charge of $6 million and $11 million, respectively, to “Income (loss) from operations before income taxes”. These adjustments primarily relate to ceded reserves from certain affiliated reinsurance activity.

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

For mortgage-backed and asset-backed AFS debt securities rated below AA, the effective yield is adjusted prospectively for any changes in the estimated timing and amount of cash flows unless the investment is purchased with credit deterioration or an allowance is currently recorded for the respective security. If an investment is impaired, any changes in the estimated timing and amount of cash flows will be recorded as the credit impairment, as opposed to a yield adjustment. If the asset is purchased with credit deterioration (or previously impaired), the effective yield will be adjusted if there are favorable changes in cash flows subsequent to the allowance being reduced to zero.

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

Commercial mortgage and other loans consist of commercial mortgage loans and agricultural property loans. Commercial mortgage and other loans held for investment are generally carried at unpaid principal balance, net of unamortized deferred loan origination fees and expenses and net of any current expected credit loss ("CECL") allowance. Certain off-balance sheet credit exposures (e.g., indemnification of serviced mortgage loans, and certain unfunded mortgage loan commitments where the Company cannot unconditionally cancel the commitment) are also subject to a CECL allowance. See Note 16 for additional information.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

Prior to the adoption of ASU 2022-02, when restructurings occurred, they were evaluated individually to determine whether the restructuring or modification constituted a TDR as defined by authoritative accounting guidance. If the borrower was experiencing financial difficulty and the Company granted a concession, the restructuring, including those that involved a partial payoff or the receipt of assets in full satisfaction of the debt was deemed to be a TDR. If a loan modification was a TDR, the CECL allowance of the loan was remeasured using the modified terms and the loan’s original effective yield.

Post adoption of ASU 2022-02, all restructurings are evaluated under the modification guidance in ASC 310-20. When a loan is modified, the Company evaluates whether the restructuring results in a continuation of the existing loan or a new loan. For modifications that result in a continuation of the existing loan, the CECL allowance of the loan is remeasured using the modified terms, including the loan’s post-modification effective yield, and the allowance is adjusted accordingly.

For modifications that result in a new loan, any CECL allowance is reversed and a direct write-down of the loan is recorded for the amount of the allowance, and any additional loss, net of recoveries, or any gain is recorded for the difference between the fair value of the new loan and the recorded investment in the loan. The new loan is evaluated prospectively for credit impairment based on the CECL allowance process noted above.

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
Notes to Financial Statements—(Continued)

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits.” Prior to the adoption of this standard, an allowance for credit losses for reinsurance recoverables was established only when it was deemed probable that a reinsurer may fail to make payments to us in a timely manner. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the liability resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference between the fair value of the net consideration exchanged and the net liabilities ceded related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. This initial net cost of reinsurance is deferred and amortized into income over the remaining life of the reinsured policies on a basis consistent with the methodologies and assumptions used for amortizing DAC. This initial net cost of reinsurance may result in a deferred reinsurance gain which is recorded in "Other liabilities" and amortized through "Other income (loss)", or a deferred reinsurance loss which is recorded in "Other assets" and amortized through "General, administrative and other expenses".

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

Market risk benefit assets represents MRBs in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's Prudential Defined Income ("PDI") traditional variable annuity contracts. See Note 11 for additional information regarding the reinsurance of PDI.

Income tax assets primarily represents the net deferred tax asset and the Company’s estimated taxes receivable for the current year and open audit years.

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
Notes to Financial Statements—(Continued)

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

Deferred income taxes are recognized, based on enacted rates, when assets and liabilities have different values for financial statement and tax reporting purposes. The application of U.S. GAAP requires the Company to evaluate the recoverability of the Company’s deferred tax assets and establish a valuation allowance if necessary to reduce the Company’s deferred tax assets to an amount that is more likely than not expected to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. See Note 12 for a discussion of factors considered when evaluating the need for a valuation allowance.

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

The Company’s liability for income taxes includes a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 12 for additional information regarding income taxes.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

LIABILITIES

Future policy benefits primarily consists of the present value of expected future payments to or on behalf of policyholders, where the timing and amount of such payments depend on policyholder mortality or morbidity, less the present value of expected future net premiums (where net premiums are gross premiums multiplied by the Net-To-Gross ("NTG") ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. See Note 8 for additional information regarding future policy benefits.

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend (see “Annual Assumptions Review” below), with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits”. In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

•Discount Rate Assumption. The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield (i.e., global single A) at contract inception for contracts issued on or after January 1, 2021. The discount rate in effect at contract inception is locked-in for the calculation of the NTG ratio and accretion of interest cost on the liability through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current single A rate at each reporting period, with the effect on the liability resulting from such update recorded in “Interest rate remeasurement of future policy benefits" in OCI.

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

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (AIR liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances in the general account and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gain (loss)", except for the portion of the change attributable to changes in the Company’s NPR which is recorded in OCI. See Note 10 for additional information regarding market risk benefits.

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income or to facilitate trading activity. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”.

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

Asset administration fees primarily include asset administration fee income received on contractholders’ account balances invested in The Prudential Series Funds, which are a portfolio of mutual fund investments related to the Company’s separate account products. Also, the Company receives fee income calculated on contractholder separate account balances invested in the Advanced Series Trust ("AST") (see Note 15). In addition, the Company receives fees from contractholders’ account balances invested in funds managed by companies other than affiliates of Prudential Insurance. Asset administration fees are recognized as income when earned.

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

OTHER ACCOUNTING POLICIES

Derivative Financial Instruments

Derivatives are financial instruments whose values are derived from interest rates, foreign exchange rates, financial indices, values of securities or commodities, credit spreads, market volatility, expected returns, and liquidity. Values can also be affected by changes in estimates and assumptions, including those related to counterparty behavior and NPR used in valuation models. Derivative financial instruments generally used by the Company include swaps, futures, forwards and options and may be exchange-traded or contracted in the over-the-counter (“OTC”) market. Certain of the Company’s OTC derivatives are cleared and settled through central clearing counterparties, while others are bilateral contracts between two counterparties. Derivative positions are carried at fair value, generally by obtaining quoted market prices or through the use of valuation models.

Derivatives are used to manage the interest rate and currency characteristics of assets or liabilities. Additionally, derivatives may be used to reduce exposure to risks such as interest rate, credit, foreign currency and equity associated with assets held or expected to be purchased or sold, and liabilities incurred or expected to be incurred. As discussed in detail below and in Note 4, all realized and unrealized changes in fair value of derivatives are recorded in current earnings, with the exception of cash flow hedges. Cash flows from derivatives are reported in the operating, investing or financing activities sections in the Statements of Cash Flows based on the nature and purpose of the derivative.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Other invested assets”, or as liabilities within “Payables to parent and affiliates” or "Other liabilities".

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. Effective April 1, 2016, the Company reinsured the variable annuity base contracts, along with the living benefit guarantees, to Prudential Insurance under a coinsurance and modified coinsurance agreement. See Note 11 for additional information. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables”. Changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net”.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

The Company also performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions that impact reserve calculations. The Company generally utilizes relevant economic outlook information and industry surveys as the primary basis for these assumptions, which may be used to project future rates of return on investments.

RECENT ACCOUNTING PRONOUNCEMENTS
Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2023, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The narrative description of the Company's significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2018-12. Outlined below are the key accounting policy changes effected by the ASU.
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

Discount rate assumption used to measure the liability for future policy benefits for non-participating traditional and limited-payment insurance products	Requires discount rate assumptions to be based on upper-medium grade fixed income instrument yields, which will be updated each quarter with the impact recorded through OCI. An entity shall maximize the use of relevant observable information and minimize the use of unobservable information in determining the discount rate assumptions.	As noted above, the guidance for the liability for future policy benefits was adopted effective January 1, 2023 using the modified retrospective transition method, which includes a cumulative effect adjustment to the balance sheet as of January 1, 2021. Under this method, for balance sheet remeasurement purposes, the liability for future policy benefits is remeasured using discount rates as of January 1, 2021 with the impact recorded as a cumulative effect adjustment to AOCI.
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

ASU 2022-05, Financial Services – Insurance (Topic 944) Transition for Sold Contracts was issued on December 15, 2022, to amend the transition guidance in ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendment allows an insurance entity to make an accounting policy election to not apply ASU 2018-12 to contracts or legal entities sold or disposed of before the effective date, and in which the insurance entity has no significant continuing involvement with the derecognized contracts. An insurance entity is permitted to apply the policy election on a transaction by transaction basis to each sale or disposal transaction. An insurance entity is required to disclose whether it has chosen to apply this accounting policy election and provide a qualitative description of the sale or disposal transactions to which the accounting policy election is applied. The Company did not choose to apply this accounting policy election to any of its eligible sale or disposal transactions.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Other ASUs adopted as of December 31, 2023
The Company adopted ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, effective January 1, 2023, on a prospective basis. This ASU eliminates the accounting guidance for TDR for creditors and adds enhanced disclosure requirements. Following adoption of the ASU, all loan refinancings and restructurings are subject to the modification guidance in ASC 310-20. The narrative description of the Company's significant accounting policies at the beginning of this Note reflects its policies as of December 31, 2023, including the policies associated with the adoption of ASU 2022-02. Adoption of the ASU did not have a significant impact on the Company’s Financial Statements and Notes to the Financial Statements.

ASUs issued but not yet adopted as of December 31, 2023

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The Company is currently assessing the impact of the ASU on the Company's Financial Statements and Notes to the Financial Statements.
3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,196	$0	$1,154	$0	$51,042
Obligations of U.S. states and their political subdivisions	184,419	952	2,833	0	182,538
Foreign government bonds	95,189	248	14,693	0	80,744
U.S. public corporate securities	1,485,406	13,428	147,901	0	1,350,933
U.S. private corporate securities	227,342	1,978	8,884	0	220,436
Foreign public corporate securities	185,601	1,173	21,989	0	164,785
Foreign private corporate securities	190,545	5,102	14,791	0	180,856
Asset-backed securities(1)	19,440	40	969	0	18,511
Commercial mortgage-backed securities	104,055	0	7,356	0	96,699
Residential mortgage-backed securities(2)	15,780	195	420	4	15,551
Total fixed maturities, available-for-sale	$2,559,973	$23,116	$220,990	$4	$2,362,095
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

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,081	$936	$1,962	$218	$51,043	$1,154
Obligations of U.S. states and their political subdivisions	22,856	186	61,445	2,647	84,301	2,833
Foreign government bonds	5,656	91	69,066	14,602	74,722	14,693
U.S. public corporate securities	86,203	1,688	913,776	146,213	999,979	147,901
U.S. private corporate securities	27,883	366	117,409	8,518	145,292	8,884
Foreign public corporate securities	5,029	135	115,462	21,854	120,491	21,989
Foreign private corporate securities	5,007	51	98,159	14,740	103,166	14,791
Asset-backed securities	7,899	914	4,775	55	12,674	969
Commercial mortgage-backed securities	0	0	96,699	7,356	96,699	7,356
Residential mortgage-backed securities	146	2	10,722	418	10,868	420
Total fixed maturities, available-for-sale	$209,760	$4,369	$1,489,475	$216,621	$1,699,235	$220,990

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$61,136	$1,074	$0	$0	$61,136	$1,074
Obligations of U.S. states and their political subdivisions	113,693	6,315	0	0	113,693	6,315
Foreign government bonds	46,826	5,741	24,746	10,150	71,572	15,891
U.S. public corporate securities	704,906	111,763	155,138	69,117	860,044	180,880
U.S. private corporate securities	149,670	11,857	9,273	1,608	158,943	13,465
Foreign public corporate securities	69,310	11,016	38,996	14,767	108,306	25,783
Foreign private corporate securities	62,044	12,499	33,858	9,063	95,902	21,562
Asset-backed securities	5,570	160	3,289	96	8,859	256
Commercial mortgage-backed securities	110,820	8,398	5,071	197	115,891	8,595
Residential mortgage-backed securities	10,509	467	0	0	10,509	467
Total fixed maturities, available-for-sale	$1,334,484	$169,290	$270,371	$104,998	$1,604,855	$274,288

As of December 31, 2023 and 2022, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $217.6 million and $269.6 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3.4 million and $4.7 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2023, the $216.6 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors. As of December 31, 2022, the $105.0 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the finance, consumer non-cyclical and capital goods sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2023. This conclusion was based on a detailed analysis of the underlying credit and cash flows on each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2023, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	Years Ended December 31,
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$39,542	$38,324
Due after one year through five years	375,483	367,883
Due after five years through ten years	259,132	258,780
Due after ten years	1,746,541	1,566,347
Asset-backed securities	19,440	18,511
Commercial mortgage-backed securities	104,055	96,699
Residential mortgage-backed securities	15,780	15,551
Total fixed maturities, available-for-sale	$2,559,973	$2,362,095
Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Asset-backed, commercial mortgage-backed and residential mortgage-backed securities are shown separately in the table above as they do not have a single maturity date.
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$11,103	$37,605	$49,835
Proceeds from maturities/prepayments	103,064	64,177	49,793
Gross investment gains from sales and maturities	86	224	708
Gross investment losses from sales and maturities	(2,014)	(5,451)	(1,024)
(Addition to) release of allowance for credit losses	359	1,195	(1,558)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.1 million, $(0.1) million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following tables set forth the activity in the allowance for credit losses for fixed maturity available-for-sale securities, as of the dates indicated:

	Year Ended December 31, 2023
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

See Note 2 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the years ended December 31, 2023 and 2022, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2023 and 2022.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)” was $1.5 million, $(3.4) million and $(2.0) million during the years ended December 31, 2023, 2022 and 2021, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)” was $0.2 million, $(1.5) million and $(0.3) million during the years ended December 31, 2023, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans” as of the dates indicated:

	December 31, 2023		December 31, 2022
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$71,289	29.6%	$62,434	42.0%
Hospitality	14,070	5.8	12,996	8.7
Industrial	70,633	29.3	17,132	11.5
Office	8,122	3.4	10,568	7.1
Other	24,587	10.2	7,767	5.2
Retail	23,327	9.7	22,123	14.9
Total commercial mortgage loans	212,028	88.0	133,020	89.4
Agricultural property loans	28,763	12.0	15,567	10.6
Total commercial mortgage and agricultural property loans	240,791	100.0%	148,587	100.0%
Allowance for credit losses	(1,162)		(408)
Net commercial mortgage and agricultural property loans	$239,629		$148,179

As of December 31, 2023, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Texas (10%), Florida (9%), Washington (9%)) and included loans secured by properties in Europe (10%) and Mexico (2%).
The following table sets forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2020	$440	$0	$440
Addition to (release of) allowance for expected losses	(194)	0	(194)
Balance at December 31, 2021	$246	$0	$246
Addition to (release of) allowance for expected losses	159	3	162
Balance at December 31, 2022	$405	$3	$408
Addition to (release of) allowance for expected losses	702	52	754
Balance at December 31, 2023	$1,107	$55	$1,162

See Note 2 for additional information about the Company's methodology for developing our allowance and expected losses.
For the year ended December 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations and increases to the portfolio reserve to reflect declining market conditions within the office sector.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$9,444	$19,879	$772	$0	$17,239	$42,159	$89,493
60%-69.99%	37,809	15,000	1,962	2,198	15,091	5,836	77,896
70%-79.99%	32,105	0	0	0	3,885	1,595	37,585
80% or greater	0	0	0	0	1,007	6,047	7,054
Total	$79,358	$34,879	$2,734	$2,198	$37,222	$55,637	$212,028
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$76,929	$34,879	$2,734	$2,198	$36,293	$48,677	$201,710
1.0 - 1.2x	2,429	0	0	0	0	6,047	8,476
Less than 1.0x	0	0	0	0	929	913	1,842
Total	$79,358	$34,879	$2,734	$2,198	$37,222	$55,637	$212,028
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$11,358	$1,035	$1,047	$0	$0	$978	$14,418
60%-69.99%	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$13,358	$13,380	$1,047	$0	$0	$978	$28,763
Debt Service Coverage Ratio:
Greater or Equal to 1.2x	$13,358	$13,380	$1,047	$0	$0	$978	$28,763
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$13,358	$13,380	$1,047	$0	$0	$978	$28,763

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$212,028	$0	$0	$0	$212,028	$0
Agricultural property loans	28,763	0	0	0	28,763	0
Total	$240,791	$0	$0	$0	$240,791	$0
(1)As of December 31, 2023, there were no loans in this category accruing interest.
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
For the year ended December 31, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For the year ended December 31, 2022, there were $3.4 million commercial mortgage and other loans acquired, other than those through direct origination, and there were $3.8 million commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2023 and 2022.
Other Invested Assets
The following table sets forth the composition of “Other invested assets”, as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$90,107	$74,468
Hedge funds	48,488	42,472
Real estate-related	6,965	10,199
Subtotal equity method	145,560	127,139
Fair value:
Private equity	249	279
Hedge funds	19	55
Real estate-related	4,119	2,055
Subtotal fair value	4,387	2,389
Total LPs/LLCs	149,947	129,528
Other	3,938	0
Total other invested assets	$153,885	$129,528

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Equity Method Investments
The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method. Changes between periods in the tables below reflect changes in the activities within the LPs/LLCs, as well as changes in the Company’s level of investment in such entities.

	December 31,
	2023	2022
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$5,661,409	$2,012,092
Total liabilities	$772,289	$0
Partners’ capital	4,889,120	2,012,092
Total liabilities and partners’ capital	$5,661,409	$2,012,092
Total liabilities and partners’ capital included above	$68,852	$37,626
Equity in LP/LLC interests not included above	76,708	89,513
Carrying value	$145,560	$127,139
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in securities and other miscellaneous assets.

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$1,295,488	$51,084	$154,144
Total expenses	(259,435)	0	0
Net earnings (losses)	$1,036,053	$51,084	$154,144
Equity in net earnings (losses) included above	$10,278	$955	$2,898
Equity in net earnings (losses) of LP/LLC interests not included above	3,908	5,836	16,814
Total equity in net earnings (losses)	$14,186	$6,791	$19,712
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in securities and other income.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2023	2022
	(in thousands)
Fixed maturities	$26,672	$18,653
Equity securities	1	1
Commercial mortgage and other loans	948	352
Policy loans	25,675	5,612
Short-term investments and cash equivalents	610	604
Total accrued investment income	$53,906	$25,222

There were no significant write-downs on accrued investment income for both the years ended December 31, 2023 and 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturities, available-for-sale	$101,605	$73,656	$65,882
Fixed maturities, trading	622	1,012	827
Equity securities	364	364	363
Commercial mortgage and other loans	8,746	4,609	5,654
Policy loans	36,027	10,427	11,414
Other invested assets	16,183	8,873	20,660
Short-term investments and cash equivalents	6,862	3,384	46
Gross investment income	170,409	102,325	104,846
Less: investment expenses	(4,385)	(3,933)	(4,355)
Net investment income	$166,024	$98,392	$100,491
There were no non-income producing assets as of December 31, 2023. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2023.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Fixed maturities(1)	$(1,569)	$(4,032)	$(1,874)
Commercial mortgage and other loans	(746)	(153)	194
Other invested assets	(14)	(51)	625
Derivatives(2)	(42,046)	18,123	1,549
Short-term investments and cash equivalents	65	(52)	21
Realized investment gains (losses), net(2)	$(44,310)	$13,835	$515
(1)Excludes fixed maturity securities classified as trading.
(2)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2023	2022	2021
	(in thousands)
Fixed maturity securities, available-for-sale without an allowance	$(197,874)	$(270,867)	$174,945
Derivatives designated as cash flow hedges(1)	5,246	14,102	5,407
Affiliated notes	0	59	194
Other investments	357	122	260
Net unrealized gains (losses) on investments	$(192,271)	$(256,584)	$180,806
(1)For more information on cash flow hedges, see Note 4.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2023 and 2022, the Company had no repurchase agreements.

Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties.
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2023 and 2022, there were no collateral that could be sold or repledged.
As of December 31, 2023 and 2022, there were no available-for-sale fixed maturities, on deposit with governmental authorities or trustees as required by certain insurance laws.
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
Embedded Derivatives
The Company offers certain products (for example, index-linked universal life), which may include features that are accounted for as embedded derivatives. Related to certain of these derivatives, the Company has entered into reinsurance agreements with an affiliate, Prudential Insurance, effective April 1, 2016. See Note 11 for additional information on the reinsurance agreements.
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

	December 31, 2023			December 31, 2022
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$169,101	$7,865	$(4,257)	$117,015	$14,281	$(516)
Total Derivatives Designated as Hedge Accounting Instruments:	$169,101	$7,865	$(4,257)	$117,015	$14,281	$(516)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$88,200	$36	$(2,063)	$30,200	$0	$(383)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	39,965	1,563	(597)	24,035	2,957	0
Foreign Currency
Foreign Currency Forwards	9,550	7	(290)	7,520	3	(368)
Equity
Equity Options	1,288,555	30,679	(43,354)	509,200	555	(20,562)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$1,426,270	$32,285	$(46,304)	$570,955	$3,515	$(21,313)
Total Derivatives(1)(2)	$1,595,371	$40,150	$(50,561)	$687,970	$17,796	$(21,829)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $168 million and $108 million as of December 31, 2023 and 2022, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables".
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

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$40,150	$(40,150)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$40,150	$(40,150)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$50,561	$(42,247)	$8,314	$(8,314)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$50,561	$(42,247)	$8,314	$(8,314)	$0

	December 31, 2022
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$17,796	$(17,796)	$0	$0	$0
Securities purchased under agreements to resell	0	0	0	0	0
Total Assets	$17,796	$(17,796)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$21,829	$(17,796)	$4,033	$(4,033)	$0
Securities sold under agreements to repurchase	0	0	0	0	0
Total Liabilities	$21,829	$(17,796)	$4,033	$(4,033)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.
For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 15. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements.

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

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(6)	$0	$1,878	$(697)	$(8,856)
Total cash flow hedges	(6)	0	1,878	(697)	(8,856)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,236)	0	0	0	0
Currency	(120)	0	0	0	0
Currency/Interest Rate	(1,622)	0	0	(18)	0
Credit	0	0	0	0	0
Equity	23,279	0	0	0	0
Embedded Derivatives	(61,341)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(42,040)	0	0	(18)	0
Total	$(42,046)	$0	$1,878	$(715)	$(8,856)

	Year Ended December 31, 2022
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,802	$0	$1,891	$1,202	$8,695
Total cash flow hedges	1,802	0	1,891	1,202	8,695
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,666)	0	0	0	0
Currency	493	0	0	0	0
Currency/Interest Rate	2,100	0	0	35	0
Credit	0	0	0	0	0
Equity	(13,420)	0	0	0	0
Embedded Derivatives	29,814	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	16,321	0	0	35	0
Total	$18,123	$0	$1,891	$1,237	$8,695

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Realized Investment Gains (Losses) (1)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss) (1)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$245	$0	$1,583	$464	$8,405
Total cash flow hedges	245	0	1,583	464	8,405
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(815)	0	0	0	0
Currency	252	0	0	0	0
Currency/Interest Rate	2,519	0	0	6	0
Credit	(4)	0	0	0	0
Equity	8,334	0	0	0	0
Embedded Derivatives	(8,982)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	1,304	0	0	6	0
Total	$1,549	$0	$1,583	$470	$8,405
(1)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2020	$(2,998)
Amount recorded in AOCI
Currency/Interest Rate	10,697
Total amount recorded in AOCI	10,697
Amount reclassified from AOCI to income
Currency/Interest Rate	(2,292)
Total amount reclassified from AOCI to income	(2,292)
Balance, December 31, 2021	$5,407
Amount recorded in AOCI
Currency/Interest Rate	13,590
Total amount recorded in AOCI	13,590
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,895)
Total amount reclassified from AOCI to income	(4,895)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(7,681)
Total amount recorded in AOCI	(7,681)
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,175)
Total amount reclassified from AOCI to income	(1,175)
Balance, December 31, 2023	$5,246

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2023 values, it is estimated that a pre-tax gain of $1.6 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2024.
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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2023 and 2022.
Counterparty Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with regulated derivatives exchanges for exchange traded derivatives and its affiliate, Prudential Global Funding LLC (“PGF”), related to its OTC derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreement, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets and liabilities primarily include cash equivalents.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments and certain OTC derivatives.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain private fixed maturities and equity securities, certain manually priced public equity securities, certain highly structured OTC derivative contracts, contracts or contract features pertaining to living benefit features (market risk benefits) of the Company's variable annuity contracts and embedded derivatives associated with the index-linked features of certain universal life and annuity products.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,042	$0	$	$51,042
Obligations of U.S. states and their political subdivisions	0	182,538	0		182,538
Foreign government bonds	0	80,744	0		80,744
U.S. corporate public securities	0	1,350,933	0		1,350,933
U.S. corporate private securities	0	205,814	14,622		220,436
Foreign corporate public securities	0	164,785	0		164,785
Foreign corporate private securities	0	175,849	5,007		180,856
Asset-backed securities(2)	0	18,511	0		18,511
Commercial mortgage-backed securities	0	77,495	19,204		96,699
Residential mortgage-backed securities	0	15,551	0		15,551
Subtotal	0	2,323,262	38,833		2,362,095
Market risk benefit assets	0	0	537,659		537,659
Fixed maturities, trading	0	23,440	0		23,440
Equity securities	0	74	4,541		4,615
Short-term investments	0	3,459	0		3,459
Cash equivalents	24,928	160,330	0		185,258
Other invested assets(3)	0	40,150	0	(40,150)	0
Reinsurance recoverables	0	0	69,745		69,745
Subtotal excluding separate account assets	24,928	2,550,715	650,778	(40,150)	3,186,271
Separate account assets(4)(5)	0	12,914,412	0		12,914,412
Total assets	$24,928	$15,465,127	$650,778	$(40,150)	$16,100,683
Market risk benefit liabilities	$0	$0	$537,659	$	$537,659
Policyholders' account balances	0	0	237,316		237,316
Payables to parent and affiliates	0	50,561	0	(42,247)	8,314
Total liabilities	$0	$50,561	$774,975	$(42,247)	$783,289

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$61,136	$0	$	$61,136
Obligations of U.S. states and their political subdivisions	0	159,215	0		159,215
Foreign government bonds	0	71,963	0		71,963
U.S. corporate public securities	0	883,405	0		883,405
U.S. corporate private securities	0	168,638	3,803		172,441
Foreign corporate public securities	0	112,962	0		112,962
Foreign corporate private securities	0	112,035	0		112,035
Asset-backed securities(2)	0	18,374	0		18,374
Commercial mortgage-backed securities	0	95,190	20,701		115,891
Residential mortgage-backed securities	0	12,066	0		12,066
Subtotal	0	1,694,984	24,504		1,719,488
Market risk benefit assets(6)	0	0	558,624		558,624
Fixed maturities, trading	0	23,782	0		23,782
Equity securities	0	67	4,291		4,358
Short-term investments	0	3,000	0		3,000
Cash equivalents	0	245,302	0		245,302
Other invested assets(3)	0	17,796	0	(17,796)	0
Receivables from parent and affiliates	0	688	0		688
Subtotal excluding separate account assets	0	1,985,619	587,419	(17,796)	2,555,242
Separate account assets(4)(5)	0	12,014,623	0		12,014,623
Total assets	$0	$14,000,242	$587,419	$(17,796)	$14,569,865
Market risk benefit liabilities(6)	$0	$0	$558,624	$	$558,624
Policyholders' account balances	0	0	108,144		108,144
Payables to parent and affiliates	0	21,829	0	(17,796)	4,033
Total liabilities	$0	$21,829	$666,768	$(17,796)	$670,801
(1)“Netting” amounts represent cash collateral of $(2) million and $0 million as of December 31, 2023 and 2022, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2023 and 2022, the fair values of such investments were $4.4 million and $2.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund, for which fair value is measured at NAV per share (or its equivalent). At December 31, 2023 and 2022, the fair value of such investments was $1,163 million and $1,912 million, respectively.
(5)Separate account assets represent segregated funds that are invested for certain customers. Investment risks associated with market value changes are borne by the customers, except to the extent of minimum guarantees made by the Company with respect to certain accounts. Separate account liabilities are not included in the above table as they are reported at contract value and not fair value in the Company's Statements of Financial Position.
(6)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2023 and 2022, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
The Company conducts several specific price monitoring activities. Daily analyses identify price changes over predetermined thresholds defined at the financial instrument level. Various pricing integrity reports are reviewed on a daily and monthly basis to determine if pricing is reflective of market activity or if it would warrant any adjustments. Other procedures performed include, but are not limited to, reviews of third-party pricing services methodologies, reviews of pricing trends and back testing.
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
Reinsurance Recoverables – Reinsurance recoverables primarily includes an embedded derivative associated with receivables from modified coinsurance arrangements.
Market Risk Benefits – As a result of the adoption of ASU 2018-12 in the first quarter of 2023, the Company is required to measure all market risk benefits (e.g., living benefit and death benefit guarantees associated with variable annuities) at fair value. Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.
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
Policyholders' Account Balances – The liability for policyholders’ account balances is related to certain embedded derivative instruments associated with certain universal life and annuity products that provide policyholders with index-linked interest credited over contract specified term periods. The fair values of these liabilities are determined using discounted cash flow models which include capital market assumptions such as interest rates and equity index volatility assumptions, the Company’s market-perceived NPR and actuarially determined assumptions for mortality, lapses and projected hedge costs.
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities require the use of management’s judgment to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.
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

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Commercial mortgage-backed securities	$19,204	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$237,316	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	10%	25%		Increase
			Option budget(10)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$3,803	Discounted cash flow	Discount rate	10.18%	10.18%	10.18%	Decrease
Commercial mortgage-backed securities	$20,701	Discounted cash flow	Liquidity premium	60%	75%	69.05%	Decrease
Market risk benefit assets(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.50%	2.20%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	18%	26%		Decrease
Liabilities:
Market risk benefit liabilities(3)(11)	$558,624	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.50%	2.20%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	18%	26%		Increase
Policyholders' account balances(9)	$108,144	Discounted cash flow	Lapse rate(4)	1%	6%		Decrease
			Spread over SOFR(5)	0.53%	2.26%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Equity volatility curve	18%	28%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Includes assets classified as fixed maturities, available-for-sale.
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
(4)Lapse rates for contracts with living benefit guarantees are adjusted at the contract level based on the in-the-moneyness of the living benefit and reflect other factors, such as the applicability of any surrender charges. Lapse rates are reduced when contracts are more in-the-money. Lapse rates for contracts with index-linked crediting guarantees may be adjusted at the contract level based on the applicability of any surrender charges, product type, and market related factors such as interest rates. Lapse rates are also generally assumed to be lower for the period where surrender charges apply. For any given contract, lapse rates vary throughout the period over which cash flows are projected for the purposes of valuing these balances.
(5)The spread over the SOFR swap curve and the "London Inter-Bank Offered Rate ("LIBOR") swap curve represents the premium added to the proxy for the risk-free rate (SOFR or LIBOR, as applicable) to reflect the Company's estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2023 and 2022, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2023 and 2022, the minimum withdrawal rate assumption is 81% and 77%, respectively. As of December 31, 2023 and 2022, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
(10)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.
(11)Amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
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
Commercial Mortgage-backed Securities - Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.
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

	Year Ended December 31, 2023(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,803	$(43)	$18,146	$0	$0	$(4,064)	$0	$5,550	$(3,763)	$19,629	$(86)
Structured securities(3)	20,701	(1,057)	0	(9)	0	(431)	0	0	0	19,204	(1,022)
Other assets:
Equity securities	4,291	219	31	0	0	0	0	0	0	4,541	219
Reinsurance recoverables(4)	0	(3,034)	75,143	0	0	0	(2,364)	0	0	69,745	(3,034)
Liabilities:
Policyholders' account balances(4)	(108,144)	(56,368)	0	0	(72,804)	0	0	0	0	(237,316)	(32,218)

	Year Ended December 31, 2023(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$7	$0	$(1,072)	$(35)	$0	$0	$(1,108)
Other assets:
Equity securities	0	219	0	0	0	219	0
Reinsurance recoverables	(3,034)	0	0	0	(3,034)	0	0
Liabilities:
Policyholders' account balances	(56,368)	0	0	0	(32,218)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022(5)(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$24,319	$(1,665)	$0	$0	$0	$(632)	$0	$0	$(18,219)	$3,803	$(1,622)
Structured securities(3)	27,274	(6,168)	320	0	0	(405)	0	0	(320)	20,701	(6,144)
Other assets:
Equity securities	5,812	(1,521)	0	0	0	0	0	0	0	4,291	(1,522)
Liabilities:
Policyholders' account balances(4)	(153,127)	29,130	0	0	15,853	0	0	0	0	(108,144)	24,845

	Year Ended December 31, 2022(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,198	$0	$(9,008)	$(23)	$1,200	$0	$(8,966)
Other assets:
Equity securities	0	(1,521)	0	0	0	(1,522)	0
Liabilities:
Policyholders' account balances	29,130	0	0	0	24,845	0	0

	Year Ended December 31, 2021(5)
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1,404)	$0	$(783)	$(11)	$(1,557)	$0	$(636)
Other assets:
Equity securities	0	(283)	0	0	0	(283)	0
Liabilities:
Policyholders' account balances	(8,983)	0	0	0	(11)	0	0

(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(2)Includes U.S. corporate private securities and foreign corporate private securities.
(3)Includes asset backed and commercial mortgage-backed securities.
(4)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables are presented net in the rollforward.
(5)Effective January 1, 2021, Future policy benefits previously included in "Changes in Level 3 Assets and Liabilities" are now reported as Market Risk Benefits. See Note 10 for additional information.
(6)Excludes MRB assets of $538 million and $559 million and MRB liabilities of $538 million and $559 million as of December 31, 2023 and 2022, respectively. See Note 10 for additional information.

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

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$237,993	$237,993	$239,629
Policy loans	0	0	1,115,096	1,115,096	1,115,096
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	1,125	0	0	1,125	1,125
Accrued investment income	0	53,906	0	53,906	53,906
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	24,502	0	24,502	24,502
Other assets	0	4,363	0	4,363	4,363
Total assets	$3,625	$82,771	$1,375,244	$1,461,640	$1,464,658
Liabilities:
Policyholders’ account balances - investment contracts	$0	$148,542	$30,945	$179,487	$180,868
Payables to parent and affiliates	0	1,066	0	1,066	1,066
Other liabilities	0	52,027	0	52,027	52,027
Total liabilities	$0	$201,635	$30,945	$232,580	$233,961

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$141,513	$141,513	$148,179
Policy loans	0	0	212,063	212,063	212,063
Short-term investments	4,000	0	0	4,000	4,000
Cash and cash equivalents	10,465	0	0	10,465	10,465
Accrued investment income	0	25,222	0	25,222	25,222
Reinsurance recoverables	0	0	25,127	25,127	27,183
Receivables from parent and affiliates	0	18,660	0	18,660	18,660
Other assets	0	3,852	0	3,852	3,852
Total assets	$14,465	$47,734	$378,703	$440,902	$449,624
Liabilities:
Policyholders’ account balances - investment contracts	$0	$180,576	$36,746	$217,322	$219,378
Payables to parent and affiliates	0	3,513	0	3,513	3,513
Other liabilities	0	51,312	0	51,312	51,312
Total liabilities	$0	$235,401	$36,746	$272,147	$274,203
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
Commercial Mortgage and Other Loans
The fair value of most commercial mortgage loans is based upon the present value of the expected future cash flows discounted at the appropriate U.S. Treasury rate or foreign government bond rate (for non-U.S. dollar-denominated loans) plus an appropriate credit spread for loans of similar quality, average life, and currency. The quality ratings for these loans, a primary determinant of the credit spreads and a significant component of the pricing process, are based on an internally-developed methodology. Certain commercial mortgage loans are valued incorporating other factors, including the terms of the loans, the relative strength of the underlying collateral, the principal exit strategies for the loans, prevailing interest rates and credit risk.
Policy Loans
The Company's valuation technique for policy loans is to discount cash flows at the current policy loan coupon rate. Policy loans are fully collateralized by the cash surrender value of underlying insurance policies. As a result, the carrying value of the policy loans approximates the fair value.
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost; cash and cash equivalent instruments; accrued investment income; and other assets that meet the definition of financial instruments, including receivables, unsettled trades and accounts receivable.
Reinsurance Recoverables
Reinsurance recoverables include corresponding receivables associated with modified coinsurance arrangements and other reinsurance arrangements between the Company and related parties. See Note 11 for additional information about the Company's reinsurance arrangements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Policyholders’ Account Balances - Investment Contracts
Only the portion of policyholders’ account balances related to products that are investment contracts (those without significant mortality or morbidity risk) are reflected in the table above. For fixed deferred annuities, payout annuities and other similar contracts without life contingencies, fair values are generally derived using discounted projected cash flows based on interest rates that are representative of the Company’s financial strength ratings, and hence reflect the Company’s NPR. For those balances that can be withdrawn by the customer at any time without prior notice or penalty, the fair value is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.
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
6. DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE
Deferred Policy Acquisition Costs
The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, January 1, 2021	$51,527	$192,691	$244,218
Capitalization	17,427	65,297	82,724
Amortization expense	(6,863)	(11,335)	(18,198)
Other	0	0	0
Balance, December 31, 2021	62,091	246,653	308,744
Capitalization	14,911	47,531	62,442
Amortization expense	(6,737)	(12,553)	(19,290)
Other	(52)	30	(22)
Balance, December 31, 2022	70,213	281,661	351,874
Capitalization	19,004	42,833	61,837
Amortization expense	(7,209)	(13,363)	(20,572)
Other	0	0	0
Balance, December 31, 2023	$82,008	$311,131	$393,139

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Deferred Reinsurance Losses
The following table shows a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

Variable Annuities
(in thousands)
Balance, January 1, 2021	$20,632
Amortization expense	(1,655)
Balance, December 31, 2021	18,977
Amortization expense	(1,547)
Other	(5)
Balance, December 31, 2022	17,425
Amortization expense	(1,456)
Other	(1)
Balance, December 31, 2023	$15,968
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
Separate Account Assets
The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,299,099	$7,430,452
Fixed Income	3,901,137	3,973,001
Other	714,176	611,170
Other invested assets	1,162,691	1,912,335
Total	$14,077,103	$13,926,958

For the periods ended December 31, 2023, 2022 and 2021, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	43,211	199,895	243,106
Investment performance	1,180,443	875,388	2,055,831
Policy charges	(218,915)	(103,013)	(321,928)
Surrenders and withdrawals	(855,504)	(54,781)	(910,285)
Benefit payments	(5,986)	(41,615)	(47,601)
Net transfers (to) from general account(1)	(8,826)	(886,762)	(895,588)
Other	1,186	25,424	26,610
Balance, end of period	$9,064,177	$5,012,926	$14,077,103

Cash surrender value(2)	$8,929,016	$4,902,698	$13,831,714

	Year Ended December 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,982,322	$5,940,045	$17,922,367
Deposits	67,216	200,686	267,902
Investment performance	(2,113,606)	(925,970)	(3,039,576)
Policy charges	(238,173)	(100,968)	(339,141)
Surrenders and withdrawals	(764,069)	(42,118)	(806,187)
Benefit payments	(5,622)	(42,934)	(48,556)
Net transfers (to) from general account	(895)	(37,577)	(38,472)
Other	1,395	7,226	8,621
Balance, end of period	$8,928,568	$4,998,390	$13,926,958

Cash surrender value(2)	$8,747,915	$4,897,409	$13,645,324

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,963,399	$5,154,111	$17,117,510
Deposits	99,941	236,158	336,099
Investment performance	1,171,547	797,051	1,968,598
Policy charges	(277,346)	(98,839)	(376,185)
Surrenders and withdrawals	(972,834)	(58,845)	(1,031,679)
Benefit payments	(7,378)	(61,608)	(68,986)
Net transfers (to) from general account	4,108	(33,480)	(29,372)
Other	885	5,497	6,382
Balance, end of period	$11,982,322	$5,940,045	$17,922,367

Cash surrender value(2)	$11,749,197	$5,850,808	$17,600,005
(1)Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
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

In 2021, the actuarial assumption update for direct and assumed benefit reserves and additional insurance reserves was immaterial.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Benefit Reserves
The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(62,690)	(554)	(63,244)
Adjusted balance, beginning of period	1,427,528	(554)	1,426,974
Issuances	88,929	2,998	91,927
Net premiums / considerations collected	(165,337)	(2,444)	(167,781)
Interest accrual	67,614	0	67,614
Balance at original discount rate, end of period	1,418,734	0	1,418,734
Effect of cumulative changes in discount rate assumptions, end of period	(29,313)	0	(29,313)
Balance, end of period	$1,389,421	$0	$1,389,421

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(82,200)	482	(81,718)
Adjusted balance, beginning of period	2,606,751	18,841	2,625,592
Issuances	88,929	2,998	91,927
Interest accrual	129,375	673	130,048
Benefit payments	(160,052)	(2,463)	(162,515)
Other adjustments	(1,112)	(50)	(1,162)
Balance at original discount rate, end of period	2,663,891	19,999	2,683,890
Effect of cumulative changes in discount rate assumptions, end of period	(44,322)	(1,510)	(45,832)
Balance, end of period	$2,619,569	$18,489	$2,638,058

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,230,148	$18,489	$1,248,637
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,230,148	18,489	1,248,637
Less: Reinsurance recoverable	1,054,226	18,489	1,072,715
Balance after reinsurance recoverable, end of period, post-flooring	$175,922	$0	$175,922

	Year Ended December 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,641,933	$0	$1,641,933
Effect of cumulative changes in discount rate assumptions, beginning of period	(253,752)	0	(253,752)
Balance at original discount rate, beginning of period	1,388,181	0	1,388,181
Effect of assumption update	174,263	0	174,263
Effect of actual variances from expected experience and other activity	(29,416)	(746)	(30,162)
Adjusted balance, beginning of period	1,533,028	(746)	1,532,282
Issuances	58,215	2,110	60,325
Net premiums / considerations collected	(170,297)	(1,364)	(171,661)
Interest accrual	69,424	0	69,424
Balance at original discount rate, end of period	1,490,370	0	1,490,370
Effect of cumulative changes in discount rate assumptions, end of period	(73,563)	0	(73,563)
Balance, end of period	$1,416,807	$0	$1,416,807

	Year Ended December 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,041,562	$19,314	$3,060,876
Effect of cumulative changes in discount rate assumptions, beginning of period	(561,455)	(1,459)	(562,914)
Balance at original discount rate, beginning of period	2,480,107	17,855	2,497,962
Effect of assumption update	255,336	0	255,336
Effect of actual variances from expected experience and other activity	(60,049)	149	(59,900)
Adjusted balance, beginning of period	2,675,394	18,004	2,693,398
Issuances	58,215	2,111	60,326
Interest accrual	129,657	627	130,284
Benefit payments	(173,998)	(2,308)	(176,306)
Other adjustments	(115)	(75)	(190)
Balance at original discount rate, end of period	2,689,153	18,359	2,707,512
Effect of cumulative changes in discount rate assumptions, end of period	(137,962)	(1,899)	(139,861)
Balance, end of period	$2,551,191	$16,460	$2,567,651

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,134,384	$16,460	$1,150,844
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,134,384	16,460	1,150,844
Less: Reinsurance recoverable	1,002,277	16,460	1,018,737
Balance after reinsurance recoverable, end of period, post-flooring	$132,107	$0	$132,107

	Year Ended December 31, 2021
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,762,111	$0	$1,762,111
Effect of cumulative changes in discount rate assumptions, beginning of period	(352,891)	0	(352,891)
Balance at original discount rate, beginning of period	1,409,220	0	1,409,220
Effect of assumption update	5,651	0	5,651
Effect of actual variances from expected experience and other activity	(13,285)	0	(13,285)
Adjusted balance, beginning of period	1,401,586	0	1,401,586
Issuances	75,944	3,763	79,707
Net premiums / considerations collected	(155,282)	(3,763)	(159,045)
Interest accrual	65,933	0	65,933
Balance at original discount rate, end of period	1,388,181	0	1,388,181
Effect of cumulative changes in discount rate assumptions, end of period	253,752	0	253,752
Balance, end of period	$1,641,933	$0	$1,641,933

	Year Ended December 31, 2021
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,212,658	$17,969	$3,230,627
Effect of cumulative changes in discount rate assumptions, beginning of period	(753,963)	(2,188)	(756,151)
Balance at original discount rate, beginning of period	2,458,695	15,781	2,474,476
Effect of assumption update	5,817	0	5,817
Effect of actual variances from expected experience and other activity	(9,219)	(297)	(9,516)
Adjusted balance, beginning of period	2,455,293	15,484	2,470,777
Issuances	75,944	3,763	79,707
Interest accrual	120,981	620	121,601
Benefit payments	(171,572)	(2,012)	(173,584)
Other adjustments	(539)	0	(539)
Balance at original discount rate, end of period	2,480,107	17,855	2,497,962
Effect of cumulative changes in discount rate assumptions, end of period	561,455	1,459	562,914
Balance, end of period	$3,041,562	$19,314	$3,060,876

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,399,629	$19,314	$1,418,943
Flooring impact, end of period	899	0	899
Balance, end of period, post-flooring	1,400,528	19,314	1,419,842
Less: Reinsurance recoverable	1,216,756	19,314	1,236,070
Balance after reinsurance recoverable, end of period, post-flooring	$183,772	$0	$183,772
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,017,106	$0
Discounted expected future gross premiums (at original discount rate)	$2,021,858	$0
Discounted expected future gross premiums (at current discount rate)	$1,988,469	$0
Undiscounted expected future benefits and expenses	$4,298,438	$25,823
Interest accrual	$61,760	$673
Gross premiums	$236,148	$2,974
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.27%	3.59%
Weighted-average interest rate (at current discount rate)	5.00%	4.90%

	Year Ended December 31, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,073,048	$0
Discounted expected future gross premiums (at original discount rate)	$2,069,441	$0
Discounted expected future gross premiums (at current discount rate)	$1,973,031	$0
Undiscounted expected future benefits and expenses	$4,352,500	$24,056
Interest accrual	$60,233	$627
Gross premiums	$242,406	$1,700
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.33%	3.56%
Weighted-average interest rate (at current discount rate)	5.40%	5.30%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,309,037	$0
Discounted expected future gross premiums (at original discount rate)	$2,185,726	$0
Discounted expected future gross premiums (at current discount rate)	$2,597,734	$0
Undiscounted expected future benefits and expenses	$4,023,185	$23,747
Interest accrual	$55,048	$620
Gross premiums	$241,783	$4,553
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	11	7
Weighted-average interest rate (at original discount rate)	5.37%	3.56%
Weighted-average interest rate (at current discount rate)	2.54%	2.48%
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

In 2023, there was a $3 million gain in to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $3 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In 2022, there was an $11 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $10 million gain, reflecting the impact of ceded reinsurance on the affected cohorts.

In 2021, there was a $6 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $5 million gain, reflecting the impact of ceded reinsurance on the affected cohorts.
Deferred Profit Liability
The balances of and changes in Deferred Profit Liability for the years ended December 31, are as follows:

	2023	2022	2021
	Fixed Annuities
	(in thousands)
Balance, beginning of period	$1,684	$1,726	$984
Effect of actual variances from expected experience and other activity	(681)	(169)	98
Adjusted balance, beginning of period	1,003	1,557	1,082
Profits deferred	511	309	771
Interest accrual	49	60	60
Amortization	(196)	(222)	(187)
Other adjustments	(2)	(20)	0
Balance, end of period	1,365	1,684	1,726
Less: Reinsurance recoverable	1,365	1,684	1,726
Balance after reinsurance recoverable	$0	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table provides supplemental information related to the balances of and changes in Deferred Profit Liability, included in the disaggregated table above, on a gross (direct and assumed) basis, for the years ended December 31,:

	2023	2022	2021
	Fixed Annuities
	(in thousands)
Revenue(1)	$319	$42	$(742)
Interest accrual	49	60	60
(1)Represents the gross premiums collected in changes in deferred profit liability.
Additional Insurance Reserves
AIR represents the additional liability for annuitization, death, or other insurance benefits, including GMDB and GMIB contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products, for the years ended December 31,:

	2023	2022	2021
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$827,478	$703,968	$642,514
Flooring impact and amounts in AOCI	91,115	(71,467)	(95,331)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	918,593	632,501	547,183
Effect of assumption update	9,713	180,404	369
Effect of actual variances from expected experience and other activity	(8,234)	(39,475)	8,089
Adjusted balance, beginning of period	920,072	773,430	555,641
Assessments collected(1)	99,311	134,822	62,891
Interest accrual	32,814	27,479	20,039
Benefits paid	(9,544)	(17,138)	(6,070)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,042,653	918,593	632,501
Flooring impact and amounts in AOCI	(56,487)	(91,115)	71,467
Balance, including amounts in AOCI, end of period, post-flooring	986,166	827,478	703,968
Less: Reinsurance recoverable	943,991	793,577	666,813
Balance after reinsurance recoverable, including amounts in AOCI, end of period	$42,175	$33,901	$37,155
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	2023	2022	2021
	($ in thousands)
Interest accrual	$32,814	$27,479	$20,039
Gross assessments	$245,024	$303,979	$215,741
Weighted-average duration of the liability in years (at original discount rate)	27	28	26
Weighted-average interest rate (at original discount rate)	3.40%	3.41%	3.44%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Future Policy Benefits Reconciliation
The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, Deferred Profit Liability and Additional Insurance Reserves including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Statements of Financial Position for the years ended December 31,:

	2023	2022	2021
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,248,637	$1,150,844	$1,419,842
Deferred profit liability, end of period, post-flooring	1,365	1,684	1,726
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	986,166	827,478	703,968
Subtotal of amounts disclosed above	2,236,168	1,980,006	2,125,536
Other Future policy benefits reserves(1)	162,275	150,036	235,587
Total Future policy benefits	$2,398,443	$2,130,042	$2,361,123
(1)Represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, Deferred Profit Liability and Additional Insurance Reserves, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Year Ended December 31, 2023
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$2,974	$236,148	$0	$239,122
Deferred profit liability	319	0	0	319
Additional insurance reserves	0	0	245,024	245,024
Total	$3,293	$236,148	$245,024	$484,465

	Year Ended December 31, 2022
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$1,700	$242,406	$0	$244,106
Deferred profit liability	42	0	0	42
Additional insurance reserves	0	0	303,979	303,979
Total	$1,742	$242,406	$303,979	$548,127

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$4,553	$241,783	$0	$246,336
Deferred profit liability	(742)	0	0	(742)
Additional insurance reserves	0	0	215,741	215,741
Total	$3,811	$241,783	$215,741	$461,335
(1)Represents "Gross premiums" for benefit reserves; "Gross assessments" for additional insurance reserves; and "Revenue" for deferred profit liability.

	Year Ended December 31, 2023
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$673	$61,760	$0	$62,433
Deferred profit liability	49	0	0	49
Additional insurance reserves	0	0	32,814	32,814
Total	$722	$61,760	$32,814	$95,296

	Year Ended December 31, 2022
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$627	$60,233	$0	$60,860
Deferred profit liability	60	0	0	60
Additional insurance reserves	0	0	27,479	27,479
Total	$687	$60,233	$27,479	$88,399

	Year Ended December 31, 2021
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$620	$55,048	$0	$55,668
Deferred profit liability	60	0	0	60
Additional insurance reserves	0	0	20,039	20,039
Total	$680	$55,048	$20,039	$75,767

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES
The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	3,326	267,216	218,774	489,316
Interest credited	953	9,057	59,335	69,345
Policy charges	(58)	(146)	(145,551)	(145,755)
Surrenders and withdrawals	(7,670)	(36,703)	(111,973)	(156,346)
Benefit payments	(932)	(2,488)	45	(3,375)
Net transfers (to) from separate account(1)	0	8,826	886,762	895,588
Change in market value and other adjustments(2)	0	19,695	36,674	56,369
Balance, end of period	35,025	592,581	3,028,746	3,656,352
Less: Reinsurance recoverables(3)	4,746	569,844	780,512	1,355,102
Policyholders' account balance net of reinsurance recoverables	$30,279	$22,737	$2,248,234	$2,301,250
Unearned revenue reserve				370,258
Other				9,574
Total Policyholders' account balance				$4,036,184

Weighted-average crediting rate	2.56%	1.97%	2.32%	2.27%
Net amount at risk(4)	$0	$0	$34,400,806	$34,400,806
Cash surrender value(5)	$8,413	$573,787	$2,691,933	$3,274,133

	Year Ended December 31, 2022
	Fixed Annuities(6)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$42,070	$344,945	$2,052,065	$2,439,080
Deposits	4,414	1,066	227,017	232,497
Interest credited	1,111	6,174	64,979	72,264
Policy charges	(62)	(234)	(145,194)	(145,490)
Surrenders and withdrawals	(829)	(22,412)	(125,011)	(148,252)
Benefit payments	(7,298)	(3,310)	2,378	(8,230)
Net transfers (to) from separate account	0	895	37,577	38,472
Change in market value and other adjustments(2)	0	0	(29,131)	(29,131)
Balance, end of period	39,406	327,124	2,084,680	2,451,210
Less: Reinsurance recoverables(3)	5,724	323,981	759,273	1,088,978
Policyholders' account balance net of reinsurance recoverables	$33,682	$3,143	$1,325,407	$1,362,232
Unearned revenue reserve				313,710
Other(6)				9,395
Total Policyholders' account balance				$2,774,315

Weighted-average crediting rate	2.73%	1.84%	3.14%	2.96%
Net amount at risk(4)	$0	$0	$33,702,745	$33,702,745
Cash surrender value(5)	$11,112	$305,239	$1,750,451	$2,066,802

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Fixed Annuities(6)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$40,866	$365,751	$2,023,030	$2,429,647
Deposits	8,469	1,610	279,102	289,181
Interest credited	1,181	6,524	55,457	63,162
Policy charges	(70)	(169)	(141,977)	(142,216)
Surrenders and withdrawals	(630)	(18,111)	(133,669)	(152,410)
Benefit payments	(7,746)	(6,552)	(72,340)	(86,638)
Net transfers (to) from separate account	0	(4,108)	33,480	29,372
Change in market value and other adjustments(2)	0	0	8,982	8,982
Balance, end of period	42,070	344,945	2,052,065	2,439,080
Less: Reinsurance recoverables(3)	7,066	340,527	732,293	1,079,886
Policyholders' account balance net of reinsurance recoverables	$35,004	$4,418	$1,319,772	$1,359,194
Unearned revenue reserve				251,573
Other(6)				9,281
Total Policyholders' account balance				$2,699,934

Weighted-average crediting rate	2.85%	1.84%	2.72%	2.59%
Net amount at risk(4)	$0	$0	$32,380,414	$32,380,414
Cash surrender value(5)	$12,370	$323,406	$1,676,529	$2,012,305
(1)Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
(2)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(3)The amount of recoverables related to reinsurance agreements that reduce the risk of the policyholders’ account balances gross liability.
(4)The net amount at risk calculation includes both general and separate account balances.
(5)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(6)Prior period amounts have been updated to conform to current period presentation.

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
Notes to Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00%- 1.99%	1,034	0	0	0	1,034
2.00%- 2.99%	18,552	0	0	0	18,552
3.00% - 4.00%	7,756	0	0	0	7,756
Greater than 4.00%	0	0	0	0	0
Total	$27,342	$0	$0	$0	$27,342
Variable Annuities
Less than 1.00%	$1,490	$0	$0	$0	$1,490
1.00% - 1.99%	177,730	1,576	0	0	179,306
2.00% - 2.99%	1,462	0	0	0	1,462
3.00% - 4.00%	113,616	1,180	0	0	114,796
Greater than 4.00%	130	0	0	0	130
Total	$294,428	$2,756	$0	$0	$297,184
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$30,597	$30,597
1.00% - 1.99%	21,709	0	409,406	53,613	484,728
2.00% - 2.99%	3,958	157,256	184,475	28,519	374,208
3.00% - 4.00%	244,318	248,808	917,572	0	1,410,698
Greater than 4.00%	371,165	0	0	0	371,165
Total	$641,150	$406,064	$1,511,453	$112,729	$2,671,396

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,277	0	0	0	1,277
2.00%- 2.99%	21,208	0	0	0	21,208
3.00% - 4.00%	10,342	0	0	0	10,342
Greater than 4.00%	0	0	0	0	0
Total	$32,827	$0	$0	$0	$32,827
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	192,551	1,593	0	0	194,144
2.00% - 2.99%	1,812	0	0	0	1,812
3.00% - 4.00%	132,969	231	0	0	133,200
Greater than 4.00%	125	0	0	0	125
Total	$327,457	$1,824	$0	$0	$329,281
Variable Life / Universal Life
Less than 1.00%	$705	$0	$0	$0	$705
1.00% - 1.99%	56,396	0	105,883	286,496	448,775
2.00% - 2.99%	4,433	15,602	203,101	136,109	359,245
3.00% - 4.00%	156,567	633	435,220	0	592,420
Greater than 4.00%	377,674	0	0	0	377,674
Total	$595,775	$16,235	$744,204	$422,605	$1,778,819

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2021
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,573	0	0	0	1,573
2.00%- 2.99%	21,438	0	0	0	21,438
3.00% - 4.00%	10,436	0	0	0	10,436
Greater than 4.00%	0	0	0	0	0
Total	$33,447	$0	$0	$0	$33,447
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	202,917	1,627	0	0	204,544
2.00% - 2.99%	1,901	0	0	0	1,901
3.00% - 4.00%	142,452	0	0	0	142,452
Greater than 4.00%	120	0	0	0	120
Total	$347,390	$1,627	$0	$0	$349,017
Variable Life / Universal Life
Less than 1.00%	$1,143	$0	$0	$0	$1,143
1.00% - 1.99%	48,298	0	0	362,043	410,341
2.00% - 2.99%	679	0	288,371	53,031	342,081
3.00% - 4.00%	142,942	390,853	62,559	0	596,354
Greater than 4.00%	362,150	0	0	0	362,150
Total	$555,212	$390,853	$350,930	$415,074	$1,712,069
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)Prior period amounts have been updated to conform to current period presentation.
Unearned Revenue Reserve
The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2023	2022	2021
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$313,710	$251,573	$186,582
Unearned revenue	72,640	75,757	76,179
Amortization expense	(16,092)	(13,681)	(11,188)
Other adjustments	0	61	0
Balance, end of period	370,258	313,710	251,573
Less: Reinsurance recoverables	95,496	81,256	63,830
Unearned revenue reserve net of reinsurance recoverables	$274,762	$232,454	$187,743

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	107,951	(107,951)	0
Claims paid	(5,336)	5,336	0
Interest accrual	25,736	(25,736)	0
Actual in force different from expected	6,889	(6,889)	0
Effect of changes in interest rates	(156,526)	156,526	0
Effect of changes in equity markets	(158,653)	158,653	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(9,499)	9,499	0
Other adjustments	(106)	106	0
Effect of changes in current period counterparty non-performance risk	0	(62,792)	(62,792)
Balance, end of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Effect of cumulative changes in non-performance risk	(100,377)	0	(100,377)
Balance, end of period	$301,771	$(301,771)	$0

	Year Ended December 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$796,913	$(796,913)	$0
Effect of cumulative changes in non-performance risk	21,123	0	21,123
Balance, beginning of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Attributed fees collected	117,867	(117,867)	0
Claims paid	(3,456)	3,456	0
Interest accrual	12,950	(12,950)	0
Actual in force different from expected	10,199	(10,199)	0
Effect of changes in interest rates	(642,920)	642,920	0
Effect of changes in equity markets	266,177	(266,177)	0
Effect of assumption update	(17,430)	17,430	0
Effect of changes in current period counterparty non-performance risk	0	142,046	142,046
Balance, end of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Effect of cumulative changes in non-performance risk	(163,169)	0	(163,169)
Balance, end of period	$398,254	$(398,254)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2021
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$1,205,571	$(1,205,571)	$0
Effect of cumulative changes in non-performance risk	60,792	0	60,792
Balance, beginning of period, before effect of changes in non-performance risk	1,266,363	(1,205,571)	60,792
Attributed fees collected	129,583	(129,583)	0
Claims paid	(199)	199	0
Interest accrual	2,200	(2,200)	0
Actual in force different from expected	934	(934)	0
Effect of changes in interest rates	(324,926)	324,926	0
Effect of changes in equity markets	(235,734)	235,734	0
Effect of assumption update	(20,185)	20,185	0
Effect of changes in current period counterparty non-performance risk	0	(39,669)	(39,669)
Balance, end of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Effect of cumulative changes in non-performance risk	(21,123)	0	(21,123)
Balance, end of period	$796,913	$(796,913)	$0
In 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.
In 2022, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct MRBs, primarily due to updates to mortality and policyholder behavior assumptions on certain variable annuities.
In 2021, the Company recognized a favorable impact to net income attributable to the actuarial assumption update for direct MRBs, primarily due to updates to long-term asset mix assumptions supporting claims on certain variable annuities.
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
The following table presents accompanying information to the rollforward table above.

	December 31, 2023	December 31, 2022	December 31, 2021
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$739,353	$1,050,063	$128,292
Weighted-average attained age of contractholders	69	68	65
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.
The table below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2023	December 31, 2022	December 31, 2021
	Variable Annuities
	(in thousands)
Market risk benefit assets	$537,659	$558,624	$940,706
Market risk benefit liabilities	537,659	558,624	940,706
Net balance	$0	$0	$0
11.    REINSURANCE
The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Arizona Reinsurance Universal Company (“PAR U”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”), its parent companies, Pruco Life and Prudential Insurance, as well as third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Statements of Financial Position as of December 31, were as follows:

	2023	2022
	(in thousands)
Reinsurance recoverables(1)	$3,603,225	$3,098,248
Policy loans	(24,518)	(22,999)
Deferred policy acquisition costs(1)	(620,878)	(646,737)
Deferred sales inducements(1)	(35,313)	(38,146)
Market risk benefit assets(1)	419,715	478,439
Other assets(1)	40,267	42,265
Market risk benefit liabilities(1)	117,944	80,185
Other liabilities(1)	412,919	115,351
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Reinsurance recoverables by counterparty as of December 31, are broken out below:

	2023	2022
	(in thousands)
Prudential Insurance(1)	$724,297	$456,633
PAR U(1)	1,725,753	1,575,260
PARCC(1)	432,554	464,142
PAR Term(1)	279,990	258,169
Term Re(1)	275,721	232,796
DART(1)	102,611	73,702
Pruco Life(1)	57,509	34,720
Unaffiliated	4,790	2,826
Total reinsurance recoverables(1)	$3,603,225	$3,098,248
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2023	2022	2021
	(in thousands)
Premiums:
Direct(1)	$240,044	$245,525	$249,162
Ceded(1)	(200,491)	(211,817)	(220,413)
Net premiums(1)	39,553	33,708	28,749
Policy charges and fee income:
Direct(1)	349,046	370,855	395,576
Ceded(1)(2)	(289,367)	(313,121)	(323,414)
Net policy charges and fee income(1)	59,679	57,734	72,162
Net investment income:
Direct	166,850	99,164	101,279
Ceded	(826)	(772)	(788)
Net investment income	166,024	98,392	100,491
Asset administration fees:
Direct	35,744	38,061	44,882
Ceded	(26,597)	(29,581)	(36,007)
Net asset administration fees	9,147	8,480	8,875
Realized investment gains (losses), net:
Direct(1)	(39,823)	12,855	465
Ceded(1)	(4,487)	980	50
Realized investment gains (losses), net(1)	(44,310)	13,835	515
Change in value of market risk benefits, net of related hedging gain (loss):
Direct(1)	266,390	256,613	448,327
Ceded(1)	(203,598)	(398,659)	(408,657)
Net change in value of market risk benefits, net of related hedging gain (loss)(1)	62,792	(142,046)	39,670
Policyholders’ benefits (including change in reserves):
Direct(1)	451,981	472,033	391,308
Ceded(1)(3)	(396,478)	(443,844)	(350,529)
Net policyholders’ benefits (including change in reserves)(1)	55,503	28,189	40,779
Change in estimates of liability for future policy benefits:
Direct(1)	(17,014)	208,188	14,590
Ceded(1)	14,899	(191,557)	(11,771)
Net change in estimates of liability for future policy benefits(1)	(2,115)	16,631	2,819
Interest credited to policyholders’ account balances:
Direct(1)	98,807	82,469	73,809
Ceded(1)	(34,672)	(34,891)	(30,805)
Net interest credited to policyholders’ account balances	64,135	47,578	43,004
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(130,475)	(128,013)	(135,863)
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
(2)Includes $(5) million of unaffiliated activity for each of the years ended December 31, 2023, 2022 and 2021.
(3)Includes $(2) million, $2 million and $(2) million of unaffiliated activity for the years ended December 31, 2023, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2023	2022	2021
	(in thousands)
Direct gross life insurance face amount in force	$154,561,817	$154,382,891	$156,103,597
Reinsurance ceded	(141,002,931)	(140,370,532)	(140,856,353)
Net life insurance face amount in force	$13,558,886	$14,012,359	$15,247,244
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
Notes to Financial Statements—(Continued)

DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure an amount equal to 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
12. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Current tax expense (benefit):
U.S. federal	$22,608	$(22,713)	$10,969
State and local	0	(103)	137
Total	22,608	(22,816)	11,106
Deferred tax expense (benefit):
U.S. federal(1)	(10,738)	(7,958)	(13)
Total	(10,738)	(7,958)	(13)
Income tax expense (benefit) from operations	11,870	(30,774)	11,093
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)(1)	(3,014)	(36,731)	(19,694)
Total income tax expense (benefit)	$8,856	$(67,505)	$(8,601)
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2023, 2022 and 2021, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Expected federal income tax expense (benefit)(1)	$22,591	$(21,126)	$20,100
Non-taxable investment income	(6,452)	(6,259)	(6,371)
Tax credits	(4,301)	(3,393)	(3,478)
Changes in tax law	0	0	67
Other	32	4	775
Reported income tax expense (benefit)	$11,870	$(30,774)	$11,093
Effective tax rate(1)	11.0%	30.6%	11.6%
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” The Company’s effective tax rate for fiscal years 2023, 2022 and 2021 was 11.0%, 30.6% and 11.6%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2023, 2022 and 2021, and the Company's effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $6 million of the total $6 million of 2023 non-taxable investment income, $5 million of the total $6 million of 2022 non-taxable investment income, and $6 million of the total $6 million of 2021 non-taxable investment income. The DRD for the current period was estimated using information from 2022, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
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
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Insurance reserves(1)	$32,685	$1,677
Net unrealized loss on securities	41,482	56,805
Other	1,766	465
Deferred tax assets	75,933	58,947
Deferred tax liabilities:
Deferred policy acquisition cost(1)	21,540	15,078
Investments(1)	1,054	4,149
Deferred tax liabilities	22,594	19,227
Net deferred tax asset (liability)	$53,339	$39,720
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
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
Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2023, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company had no valuation allowance as of December 31, 2023, and 2022. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s "Income (loss) from operations before income taxes" includes income from domestic operations of $108 million, $(101) million and $96 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2023, 2022, and 2021. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2023, the Company remains subject to examination in the U.S. for tax years 2014 through 2023.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Operations and Comprehensive Income (Loss). Net unrealized investment gains (losses) are described in further detail in Note 2, Note 8 (Interest rate remeasurement of Liability for Future Policy Benefits) and Note 10 (Gains (losses) from Changes in Nonperformance Risk on Market Risk Benefits). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2020	$(783)	$186,190	$0	$0	$185,407
Cumulative effect of adoption of ASU 2018-12	0	(11,979)	(45,378)	48,028	(9,329)
Change in OCI before reclassifications(2)	(259)	(66,843)	13,404	(39,669)	(93,367)
Amounts reclassified from AOCI	0	(418)	0	0	(418)
Income tax benefit (expense)(2)	54	14,125	(2,814)	8,329	19,694
Balance, December 31, 2021	(988)	121,075	(34,788)	16,688	101,987
Change in OCI before reclassifications(2)	(336)	(375,622)	59,865	142,048	(174,045)
Amounts reclassified from AOCI	0	(863)	0	0	(863)
Income tax benefit (expense)(2)	110	79,024	(12,573)	(29,830)	36,731
Balance, December 31, 2022	(1,214)	(176,386)	12,504	128,906	(36,190)
Change in OCI before reclassifications	225	58,121	(10,299)	(62,792)	(14,745)
Amounts reclassified from AOCI	0	394	0	0	394
Income tax benefit (expense)	(90)	(12,246)	2,164	13,186	3,014
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
(1)Includes cash flow hedges of $5 million, $14 million and $5 million as of December 31, 2023, 2022 and 2021, respectively.
(2)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$1,175	$4,895	$2,292
Net unrealized investment gains (losses) on available-for-sale securities	(1,569)	(4,032)	(1,874)
Total net unrealized investment gains (losses)(4)	(394)	863	418
Total reclassifications for the period	$(394)	$863	$418
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits, policyholders’ account balances and other liabilities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of December 31, 2023. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2020	$255,724	$28,241	$(48,283)	$(49,492)	$186,190
Cumulative effect of adoption of ASU 2018-12	0	59,506	(74,668)	3,183	(11,979)
Net investment gains (losses) on investments arising during the period	(74,500)	0	0	15,644	(58,856)
Reclassification adjustment for (gains) losses included in net income	(418)	0	0	88	(330)
Impact of net unrealized investment (gains) losses(4)	0	(22,975)	30,632	(1,607)	6,050
Balance, December 31, 2021	180,806	64,772	(92,319)	(32,184)	121,075
Net investment gains (losses) on investments arising during the period	(436,527)	0	0	91,638	(344,889)
Reclassification adjustment for (gains) losses included in net income	(863)	0	0	181	(682)
Impact of net unrealized investment (gains) losses(4)	0	(148,484)	209,389	(12,795)	48,110
Balance, December 31, 2022	(256,584)	(83,712)	117,070	46,840	(176,386)
Net investment gains (losses) on investments arising during the period	63,919	0	0	(13,381)	50,538
Reclassification adjustment for (gains) losses included in net income	394	0	0	(82)	312
Impact of net unrealized investment (gains) losses	0	31,446	(37,244)	1,217	(4,581)
Balance, December 31, 2023	$(192,271)	$(52,266)	$79,826	$34,594	$(130,117)
(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables.
(3)"Other liabilities" primarily includes reinsurance payables.
(4)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.
14. STATUTORY NET INCOME AND SURPLUS AND DIVIDEND RESTRICTIONS
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
The following table summarizes certain statutory financial information for the Company for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Statutory net income (loss)	$152	$(134)	$52
Statutory capital and surplus	1,080	851	592

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, there is a capacity to pay a dividend of $143 million in 2024 without prior approval. The Company did not pay dividends to Pruco Life in 2023, 2022, and 2021.
15. RELATED PARTY TRANSACTIONS
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock based-awards program was $0.1 million for each of the years ended December 31, 2023, 2022 and 2021. The expense charged to the Company for the deferred compensation program was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million for each of the years ended December 31, 2023, 2022 and 2021.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1 million for each of the years ended December 31, 2023, 2022 and 2021.
Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.6 million, $0.5 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $42 million, $29 million and $37 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $16 million, $12 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Corporate-Owned Life Insurance
The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,452 million and $2,946 million as of December 31, 2023 and 2022, respectively. Fees related to these COLI policies were $25 million, $27 million and $30 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of December 31, 2023. Interest income related to the policy loan was $26 million for the year ended December 31, 2023.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for each of the years ended December 31, 2023, 2022 and 2021. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $58 million and $51 million of investments in joint ventures as of December 31, 2023 and 2022, respectively. "Net investment income" related to these ventures includes gains(losses) of $2 million, $2 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $27 million, $30 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $8 million, $7 million and $8 million for the years ended December 31, 2023, 2022 and 2021, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates	Interest Rates			2023	2022
					(in thousands)
U.S. dollar fixed rate notes	2027	0.00%	-	14.85%	$0	$688
Total notes receivable - affiliated(1)					$0	$688
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
There was no accrued interest receivable related to these loans as of December 31, 2023 and 2022. Revenues were $0.0 million for each of the years ended December 31, 2023, 2022 and 2021, and are included in “Other income (loss).”

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2023 and 2022:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	August 2022	Purchase	Fixed Maturities	$21,389	$19,630	$(1,390)	$0
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0
Prudential Insurance	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
Debt Agreements
The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding for both 2023 and 2022.
The total interest expense to the Company related to loans payable to affiliates was $0.2 million, $0.0 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Contributed Capital and Dividends
In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively. In February, March, September and December 2022, the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively. In March and December 2021, the Company received capital contributions in the amounts of $1 million and $100 million from Pruco, respectively.
There was no return of capital in 2023, 2022 and 2021.
The Company did not pay any dividends in 2023, 2022 and 2021.
Reinsurance with Affiliates
As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2023 and 2022, the outstanding balances on these commitments were $20 million and $15 million, respectively. These amounts do not include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either December 31, 2023 or 2022. There was no change in allowance for credit losses for both the years ended December 31, 2023 and 2022. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2023 and 2022, $135 million and $62 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2023 and 2022.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2023, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2024.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	45
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	147
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2023
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,196	$51,042	$51,042
Obligations of U.S. states and their political subdivisions	184,419	182,538	182,538
Foreign governments	95,189	80,744	80,744
Asset-backed securities	19,440	18,511	18,511
Commercial mortgage-backed securities	104,055	96,699	96,699
Residential mortgage-backed securities	15,780	15,551	15,551
Public utilities	425,152	384,954	384,954
All other corporate bonds	1,663,742	1,532,056	1,532,056
Total fixed maturities, available-for-sale	$2,559,973	$2,362,095	$2,362,095
Equity securities:
Common stocks:
Other common stocks	$31	$0	$0
Mutual funds	62	74	74
Perpetual preferred stocks	4,560	4,541	4,541
Total equity securities, at fair value	$4,653	$4,615	$4,615
Fixed maturities, trading	$25,745	$23,440	$23,440
Commercial mortgage and other loans	239,629		239,629
Policy loans	1,115,096		1,115,096
Short-term investments	5,959		5,959
Other invested assets	153,885		153,885
Total investments	$4,104,940		$3,904,719

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2024.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2024.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Elizabeth Dietrich	Chief Financial Officer, Chief Accounting Officer
Elizabeth Dietrich	and Director

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Scott E. Gaul	Director
Scott E. Gaul

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Michael Pignatella
Michael Pignatella
(Attorney-in-Fact)