Form 10-Q
period 2024-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2024-05-13
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 13, 2024, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2024 and December 31, 2023 (in thousands, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$0; 2023-$4) (amortized cost: 2024-$2,574,841; 2023-$2,559,973)	$2,324,427	$2,362,095
Fixed maturities, trading, at fair value (amortized cost: 2024-$25,294; 2023-$25,745)	22,604	23,440
Equity securities, at fair value (cost: 2024-$4,920; 2023-$4,653)	4,548	4,615
Policy loans	1,116,711	1,115,096
Short-term investments	13,394	5,959
Commercial mortgage and other loans (net of $1,153 and $1,162 allowance for credit losses at March 31, 2024 and December 31, 2023, respectively)	263,600	239,629
Other invested assets (includes $24,332 and $4,387 of assets measured at fair value at March 31, 2024 and December 31, 2023, respectively)	177,794	153,885
Total investments	3,923,078	3,904,719
Cash and cash equivalents	176,240	186,383
Deferred policy acquisition costs	398,083	393,139
Accrued investment income	64,442	53,906
Reinsurance recoverables	4,008,437	3,603,225
Receivables from parent and affiliates	64,166	24,502
Income tax assets	133,862	68,079
Market risk benefit assets	492,992	537,659
Other assets	47,655	49,010
Separate account assets	14,520,998	14,077,103
TOTAL ASSETS	$23,829,953	$22,897,725
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$4,186,756	$4,036,184
Future policy benefits	2,389,895	2,398,443
Market risk benefit liabilities	492,992	537,659
Payables to parent and affiliates	1,185	9,380
Other liabilities	1,002,953	470,830
Separate account liabilities	14,520,998	14,077,103
Total liabilities	22,594,779	21,529,599
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	1,032,513
Retained earnings	294,226	381,140
Accumulated other comprehensive income (loss)	(93,565)	(47,527)
Total equity	1,235,174	1,368,126
TOTAL LIABILITIES AND EQUITY	$23,829,953	$22,897,725

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Three Months Ended March 31,
	2024	2023
REVENUES
Premiums	$11,159	$10,177
Policy charges and fee income	329,584	14,138
Net investment income	50,027	28,660
Asset administration fees	2,622	2,080
Other income (loss)	1,326	1,146
Realized investment gains (losses), net	(4,591)	(8,298)
Change in value of market risk benefits, net of related hedging gain (loss)	21,341	(15,728)
TOTAL REVENUES	411,468	32,175
BENEFITS AND EXPENSES
Policyholders’ benefits	547,458	18,339
Change in estimates of liability for future policy benefits	(3,828)	(1,442)
Interest credited to policyholders’ account balances	20,022	10,137
Amortization of deferred policy acquisition costs	(25,585)	5,017
General, administrative and other expenses	13,831	11,958
TOTAL BENEFITS AND EXPENSES	551,898	44,009
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(140,430)	(11,834)
Income tax expense (benefit)	(53,516)	(1,440)
NET INCOME (LOSS)	$(86,914)	$(10,394)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(100)	100
Net unrealized investment gains (losses)	(43,298)	38,767
Interest rate remeasurement of future policy benefits	6,463	(6,959)
Gain (loss) from changes in non-performance risk on market risk benefits	(21,341)	15,728
Total	(58,276)	47,636
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(12,238)	10,004
Other comprehensive income (loss), net of taxes	(46,038)	37,632
Comprehensive income (loss)	$(132,952)	$27,238

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)			(86,914)		(86,914)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)					(132,952)
Balance, March 31, 2024	$2,000	$1,032,513	$294,226	$(93,565)	$1,235,174

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)					27,238
Balance, March 31, 2023	$2,000	$950,412	$275,039	$1,442	$1,228,893
(1)    Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,914)	$(10,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(377,781)	(1,435)
Interest credited to policyholders’ account balances	20,022	10,137
Realized investment (gains) losses, net	4,591	8,298
Change in value of market risk benefits, net of related hedging (gains) losses	(21,341)	15,728
Change in:
Future policy benefits and other insurance liabilities	98,729	58,089
Reinsurance recoverables	(29,618)	(19,962)
Accrued investment income	(10,536)	(5,842)
Net payables to/receivables from parent and affiliates	6,156	(1,720)
Deferred policy acquisition costs	(41,669)	(9,781)
Income taxes	(53,545)	(1,464)
Derivatives, net	8,363	(1,722)
Other, net	464,674	(31,721)
Cash flows from (used in) operating activities	(18,869)	8,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	28,718	33,170
Fixed maturities, trading	451	329
Equity securities	188	208
Policy loans	6,754	7,113
Ceded policy loans	(24,007)	(485)
Short-term investments	5,449	2,000
Commercial mortgage and other loans	570	2,927
Other invested assets	375	(353)
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(42,933)	(367,590)
Equity securities	(273)	(27)
Policy loans	(8,661)	(5,515)
Ceded policy loans	1,451	415
Short-term investments	(12,858)	(7,000)
Commercial mortgage and other loans	(24,916)	(14,509)
Other invested assets	(3,106)	(3,317)
Notes receivable from parent and affiliates, net	(11,117)	(8)
Derivatives, net	(181)	(298)
Cash flows from (used in) investing activities	(84,096)	(352,940)

	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	199,546	138,201
Ceded policyholders’ account deposits	(73,595)	(73,649)
Policyholders’ account withdrawals	(100,143)	(131,444)
Ceded policyholders’ account withdrawals	66,255	60,912
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	3,325
Contributed / (return of) capital	0	175,000
Drafts outstanding	(3,652)	(239)
Other, net	4,411	142
Cash flows from (used in) financing activities	92,822	172,248
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,143)	(172,481)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	186,383	255,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,240	$83,286

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the three months ended March 31, 2024 excludes certain non-cash activities in the amount of $204 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information. There were no significant non-cash transactions for the three months ended March 31, 2023.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements

1.    BUSINESS AND BASIS OF PRESENTATION

Pruco Life Insurance Company of New Jersey (the "Company" or "PLNJ") is a wholly-owned subsidiary of Pruco Life Insurance Company (“Pruco Life”), which in turn is a wholly-owned subsidiary of Prudential Insurance. Prudential Insurance is a direct wholly-owned subsidiary of Prudential Financial, Inc. (“Prudential Financial”). PLNJ is a stock life insurance company organized in 1982 under the laws of the State of New Jersey. It is licensed to sell life insurance and annuities in New Jersey and New York only, and sells such products primarily through affiliated and unaffiliated distributors.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

The most significant estimates include those used in determining future policy benefits; policyholders' account balances and reinsurance related to the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products; market risk benefits ("MRBs"); the valuation of investments including derivatives, the measurement of allowance for credit losses, and the recognition of other-than-temporary impairments; reinsurance recoverables; any provision for income taxes and valuation of deferred tax assets; and accruals for contingent liabilities, including estimates for losses in connection with unresolved legal and regulatory matters.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2024

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,046	$0	$2,242	$0	$49,804
Obligations of U.S. states and their political subdivisions	178,895	180	4,571	0	174,504
Foreign government bonds	89,137	110	17,096	0	72,151
U.S. public corporate securities	1,476,050	6,608	176,492	0	1,306,166
U.S. private corporate securities	239,170	1,216	10,625	0	229,761
Foreign public corporate securities	185,262	605	25,505	0	160,362
Foreign private corporate securities	216,638	3,017	17,501	0	202,154
Asset-backed securities(1)	18,392	61	715	0	17,738
Commercial mortgage-backed securities	103,552	0	6,925	0	96,627
Residential mortgage-backed securities(2)	15,699	171	710	0	15,160
Total fixed maturities, available-for-sale	$2,574,841	$11,968	$262,382	$0	$2,324,427
(1)Includes credit-tranched securities collateralized by loan obligations and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,196	$0	$1,154	$0	$51,042
Obligations of U.S. states and their political subdivisions	184,419	952	2,833	0	182,538
Foreign government bonds	95,189	248	14,693	0	80,744
U.S. public corporate securities	1,485,406	13,428	147,901	0	1,350,933
U.S. private corporate securities	227,342	1,978	8,884	0	220,436
Foreign public corporate securities	185,601	1,173	21,989	0	164,785
Foreign private corporate securities	190,545	5,102	14,791	0	180,856
Asset-backed securities(1)	19,440	40	969	0	18,511
Commercial mortgage-backed securities	104,055	0	7,356	0	96,699
Residential mortgage-backed securities(2)	15,780	195	420	4	15,551
Total fixed maturities, available-for-sale	$2,559,973	$23,116	$220,990	$4	$2,362,095
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$47,910	$2,019	$1,895	$223	$49,805	$2,242
Obligations of U.S. states and their political subdivisions	62,045	809	68,749	3,762	130,794	4,571
Foreign government bonds	6,615	345	60,867	16,751	67,482	17,096
U.S. public corporate securities	134,178	3,495	919,800	172,997	1,053,978	176,492
U.S. private corporate securities	53,707	864	116,803	9,761	170,510	10,625
Foreign public corporate securities	21,352	275	116,680	25,230	138,032	25,505
Foreign private corporate securities	19,546	385	95,331	17,116	114,877	17,501
Asset-backed securities	8,334	687	2,322	28	10,656	715
Commercial mortgage-backed securities	0	0	96,627	6,925	96,627	6,925
Residential mortgage-backed securities	26	2	10,662	708	10,688	710
Total fixed maturities, available-for-sale	$353,713	$8,881	$1,489,736	$253,501	$1,843,449	$262,382

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,081	$936	$1,962	$218	$51,043	$1,154
Obligations of U.S. states and their political subdivisions	22,856	186	61,445	2,647	84,301	2,833
Foreign government bonds	5,656	91	69,066	14,602	74,722	14,693
U.S. public corporate securities	86,203	1,688	913,776	146,213	999,979	147,901
U.S. private corporate securities	27,883	366	117,409	8,518	145,292	8,884
Foreign public corporate securities	5,029	135	115,462	21,854	120,491	21,989
Foreign private corporate securities	5,007	51	98,159	14,740	103,166	14,791
Asset-backed securities	7,899	914	4,775	55	12,674	969
Commercial mortgage-backed securities	0	0	96,699	7,356	96,699	7,356
Residential mortgage-backed securities	146	2	10,722	418	10,868	420
Total fixed maturities, available-for-sale	$209,760	$4,369	$1,489,475	$216,621	$1,699,235	$220,990

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of March 31, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $259 million and $218 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2024, the $254 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2023, the $217 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	March 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$81,243	$77,627
Due after one year through five years	394,300	385,027
Due after five years through ten years	231,972	227,175
Due after ten years	1,729,683	1,505,073
Asset-backed securities	18,392	17,738
Commercial mortgage-backed securities	103,552	96,627
Residential mortgage-backed securities	15,699	15,160
Total fixed maturities, available-for-sale	$2,574,841	$2,324,427

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,155	$886
Proceeds from maturities/prepayments	26,605	32,121
Gross investment gains from sales and maturities	64	29
Gross investment losses from sales and maturities	(169)	(415)
(Addition to) release of allowance for credit losses	4	360
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.0 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity, available-for-sale securities, as of the dates indicated:

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Reductions for securities sold during the period	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(4)	(4)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

	Three Months Ended March 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	(1)	(359)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended March 31, 2024 the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a recovery on a structured security.

For the three months ended March 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both March 31, 2024 and December 31, 2023.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $(0.4) million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(0.3) million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$75,152	28.4%	$71,289	29.6%
Hospitality	13,955	5.3	14,070	5.8
Industrial	78,849	29.8	70,633	29.3
Office	8,058	3.0	8,122	3.4
Other	33,903	12.8	24,587	10.2
Retail	23,216	8.8	23,327	9.7
Total commercial mortgage loans	233,133	88.1	212,028	88.0
Agricultural property loans	31,620	11.9	28,763	12.0
Total commercial mortgage and agricultural property loans	264,753	100.0%	240,791	100.0%
Allowance for credit losses	(1,153)		(1,162)
Total net commercial mortgage and agricultural property loans	$263,600		$239,629

As of March 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Texas (9%), Florida (9%), Washington (8%)), and included loans secured by properties in Europe (9%) and Mexico (4%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended March 31,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,107	$55	$1,162	$405	$3	$408
Addition to (release of) allowance for expected losses	0	(9)	(9)	38	53	91
Allowance, end of period	$1,107	$46	$1,153	$443	$56	$499

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
For the three months ended March 31, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to net positive credit migration, partially offset by loan originations. For the three months ended March 31, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to portfolio growth.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$0	$9,427	$19,844	$767	$0	$58,506	$0	$88,544
60%-69.99%	18,973	37,766	15,000	1,962	2,198	20,868	0	96,767
70%-79.99%	3,000	31,852	0	0	0	5,955	0	40,807
80% or greater	0	0	0	0	0	7,015	0	7,015
Total	$21,973	$79,045	$34,844	$2,729	$2,198	$92,344	$0	$233,133
Debt Service Coverage Ratio:
Greater than 1.2x	$21,973	$76,634	$34,844	$2,729	$2,198	$84,507	$0	$222,885
1.0 - 1.2x	0	2,411	0	0	0	6,008	0	8,419
Less than 1.0x	0	0	0	0	0	1,829	0	1,829
Total	$21,973	$79,045	$34,844	$2,729	$2,198	$92,344	$0	$233,133
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$2,000	$10,937	$1,025	$1,035	$0	$958	$1,320	$17,275
60%-69.99%	0	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$2,000	$12,937	$13,370	$1,035	$0	$958	$1,320	$31,620
Debt Service Coverage Ratio:
Greater than 1.2x	$2,000	$12,937	$13,370	$1,035	$0	$958	$1,320	$31,620
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$2,000	$12,937	$13,370	$1,035	$0	$958	$1,320	$31,620

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Amortized Cost by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$9,444	$19,879	$772	$0	$17,239	$42,159	$89,493
60%-69.99%	37,809	15,000	1,962	2,198	15,091	5,836	77,896
70%-79.99%	32,105	0	0	0	3,885	1,595	37,585
80% or greater	0	0	0	0	1,007	6,047	7,054
Total	$79,358	$34,879	$2,734	$2,198	$37,222	$55,637	$212,028
Debt Service Coverage Ratio:
Greater than 1.2x	$76,929	$34,879	$2,734	$2,198	$36,293	$48,677	$201,710
1.0 - 1.2x	2,429	0	0	0	0	6,047	8,476
Less than 1.0x	0	0	0	0	929	913	1,842
Total	$79,358	$34,879	$2,734	$2,198	$37,222	$55,637	$212,028
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$11,358	$1,035	$1,047	$0	$0	$978	$14,418
60%-69.99%	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0
Total	$13,358	$13,380	$1,047	$0	$0	$978	$28,763
Debt Service Coverage Ratio:
Greater than 1.2x	$13,358	$13,380	$1,047	$0	$0	$978	$28,763
1.0 - 1.2x	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0
Total	$13,358	$13,380	$1,047	$0	$0	$978	$28,763

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's commercial mortgage and other loans credit quality monitoring process.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$233,133	$0	$0	$0	$233,133	$0
Agricultural property loans	31,620	0	0	0	31,620	0
Total	$264,753	$0	$0	$0	$264,753	$0
(1)As of March 31, 2024, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
.

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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

For both the three months ended March 31, 2024 and 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both March 31, 2024 and December 31, 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$97,048	$90,107
Hedge funds	49,444	48,488
Real estate-related	6,932	6,965
Subtotal equity method	153,424	145,560
Fair value:
Private equity	243	249
Hedge funds	11	19
Real estate-related	3,840	4,119
Subtotal fair value	4,094	4,387
Total LPs/LLCs	157,518	149,947
Derivative instruments	20,238	0
Other	38	3,938
Total other invested assets	$177,794	$153,885

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$26,915	$26,672
Equity securities	92	1
Commercial mortgage and other loans	1,111	948
Policy loans	35,286	25,675
Short-term investments and cash equivalents	1,038	610
Total accrued investment income	$64,442	$53,906

There were no write-downs on accrued investment income for both the three months ended March 31, 2024 and 2023.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$27,636	$21,117
Fixed maturities, trading	149	157
Equity securities	91	91
Commercial mortgage and other loans	3,241	1,679
Policy loans	12,804	2,525
Other invested assets	4,119	1,478
Short-term investments and cash equivalents	3,295	2,641
Gross investment income	51,335	29,688
Less: investment expenses	(1,308)	(1,028)
Net investment income	$50,027	$28,660

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Fixed maturities(1)	$(101)	$(26)
Commercial mortgage and other loans	9	(91)
Derivatives	(4,489)	(8,241)
Short term investments and cash equivalents	(10)	60
Realized investment gains (losses), net	$(4,591)	$(8,298)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(3)	$0
Fixed maturity securities, available-for-sale without an allowance	(250,411)	(197,874)
Derivatives designated as cash flow hedges(1)	7,899	5,246
Other investments	383	357
Net unrealized gains (losses) on investments	$(242,132)	$(192,271)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2024 and December 31, 2023, the Company had no repurchase agreements.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

	March 31, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$188,066	$9,504	$(2,881)	$169,101	$7,865	$(4,257)
Total Derivatives Designated as Hedge Accounting Instruments:	$188,066	$9,504	$(2,881)	$169,101	$7,865	$(4,257)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$195,200	$348	$(530)	$88,200	$36	$(2,063)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	47,592	2,055	(588)	39,965	1,563	(597)
Foreign Currency
Foreign Currency Forwards	9,891	95	0	9,550	7	(290)
Equity
Equity Options	1,511,036	77,332	(65,174)	1,288,555	30,679	(43,354)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$1,763,719	$79,830	$(66,292)	$1,426,270	$32,285	$(46,304)
Total Derivatives(1)(2)	$1,951,785	$89,334	$(69,173)	$1,595,371	$40,150	$(50,561)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $200 million and $168 million as of March 31, 2024 and December 31, 2023, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables".
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

	March 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$89,334	$(69,096)	$20,238	$(19,054)	$1,184
Total Assets	$89,334	$(69,096)	$20,238	$(19,054)	$1,184
Offsetting of Financial Liabilities:
Derivatives	$69,173	$(69,173)	$0	$0	$0
Total Liabilities	$69,173	$(69,173)	$0	$0	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$40,150	$(40,150)	$0	$0	$0
Total Assets	$40,150	$(40,150)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$50,561	$(42,247)	$8,314	$(8,314)	$0
Total Liabilities	$50,561	$(42,247)	$8,314	$(8,314)	$0
(1)Amounts exclude the excess of collateral received/pledged from/to the counterparty.

For information regarding the rights of offset associated with the derivative assets and liabilities in the table above see “Credit Risk” below and Note 14. For securities purchased under agreements to resell and securities sold under agreements to repurchase, the Company monitors the value of the securities and maintains collateral, as appropriate, to protect against credit exposure. Where the Company has entered into repurchase and resale agreements with the same counterparty, in the event of default, the Company would generally be permitted to exercise rights of offset. For additional information on the Company’s accounting policy for securities repurchase and resale agreements, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(95)	$0	$465	$482	$2,653
Total cash flow hedges	(95)	0	465	482	2,653
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,554	0	0	0	0
Currency	197	0	0	0	0
Currency/Interest Rate	618	0	0	8	0
Credit	0	0	0	0	0
Equity	31,818	0	0	0	0
Embedded Derivatives	(38,581)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(4,394)	0	0	8	0
Total	$(4,489)	$0	$465	$490	$2,653

	Three Months Ended March 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$18	$0	$481	$(112)	$(1,589)
Total cash flow hedges	18	0	481	(112)	(1,589)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	167	0	0	0	0
Currency	(82)	0	0	0	0
Currency/Interest Rate	(228)	0	0	(8)	0
Credit	0	0	0	0	0
Equity	1,759	0	0	0	0
Embedded Derivatives	(9,875)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(8,259)	0	0	(8)	0
Total	$(8,241)	$0	$481	$(120)	$(1,589)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$5,246
Amount recorded in AOCI
Currency/Interest Rate	3,505
Total amount recorded in AOCI	3,505
Amount reclassified from AOCI to income
Currency/Interest Rate	(852)
Total amount reclassified from AOCI to income	(852)
Balance, March 31, 2024	$7,899

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2024 values, it is estimated that a pre-tax gain of $2 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2025.

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
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2024 and December 31, 2023.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$49,804	$0	$	$49,804
Obligations of U.S. states and their political subdivisions	0	174,504	0		174,504
Foreign government bonds	0	72,151	0		72,151
U.S. corporate public securities	0	1,306,166	0		1,306,166
U.S. corporate private securities	0	214,635	15,126		229,761
Foreign corporate public securities	0	160,362	0		160,362
Foreign corporate private securities	0	197,224	4,930		202,154
Asset-backed securities(2)	0	17,738	0		17,738
Commercial mortgage-backed securities	0	77,469	19,158		96,627
Residential mortgage-backed securities	0	15,160	0		15,160
Subtotal	0	2,285,213	39,214		2,324,427
Market risk benefit assets	0	0	492,992		492,992
Fixed maturities, trading	0	22,604	0		22,604
Equity securities	0	70	4,478		4,548
Short-term investments	4,953	6,941	0		11,894
Cash equivalents	5,989	155,649	0		161,638
Other invested assets(3)	0	89,334	0	(69,096)	20,238
Reinsurance recoverables	0	0	98,083		98,083
Receivables from parent and affiliates	0	0	11,117		11,117
Subtotal excluding separate account assets	10,942	2,559,811	645,884	(69,096)	3,147,541
Separate account assets(4)(5)	0	13,337,472	0		13,337,472
Total assets	$10,942	$15,897,283	$645,884	$(69,096)	$16,485,013
Market risk benefit liabilities	$0	$0	$492,992	$	$492,992
Policyholders' account balances	0	0	297,683		297,683
Payables to parent and affiliates	0	69,173	0	(69,173)	0
Total liabilities	$0	$69,173	$790,675	$(69,173)	$790,675

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,042	$0	$	$51,042
Obligations of U.S. states and their political subdivisions	0	182,538	0		182,538
Foreign government bonds	0	80,744	0		80,744
U.S. corporate public securities	0	1,350,933	0		1,350,933
U.S. corporate private securities	0	205,814	14,622		220,436
Foreign corporate public securities	0	164,785	0		164,785
Foreign corporate private securities	0	175,849	5,007		180,856
Asset-backed securities(2)	0	18,511	0		18,511
Commercial mortgage-backed securities	0	77,495	19,204		96,699
Residential mortgage-backed securities	0	15,551	0		15,551
Subtotal	0	2,323,262	38,833		2,362,095
Market risk benefit assets	0	0	537,659		537,659
Fixed maturities, trading	0	23,440	0		23,440
Equity securities	0	74	4,541		4,615
Short-term investments	0	3,459	0		3,459
Cash equivalents	24,928	160,330	0		185,258
Other invested assets(3)	0	40,150	0	(40,150)	0
Reinsurance recoverables	0	0	69,745		69,745
Subtotal excluding separate account assets	24,928	2,550,715	650,778	(40,150)	3,186,271
Separate account assets(4)(5)	0	12,914,412	0		12,914,412
Total assets	$24,928	$15,465,127	$650,778	$(40,150)	$16,100,683
Market risk benefit liabilities	$0	$0	$537,659	$	$537,659
Policyholders' account balances	0	0	237,316		237,316
Payables to parent and affiliates	0	50,561	0	(42,247)	8,314
Total liabilities	$0	$50,561	$774,975	$(42,247)	$783,289
(1)“Netting” amounts represent cash collateral of $(0.1) million and $(2) million as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $4.1 million and $4.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of March 31, 2024 and December 31, 2023, the fair value of such investments was $1,184 million and $1,163 million, respectively.
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

	March 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$12,833	Discounted cash flow	Discount rate	10.13%	13.29%	12.08%	Decrease
Commercial mortgage-backed securities	$19,158	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.66%	Decrease
Market risk benefit assets(3)	$492,992	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.33%	1.80%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$492,992	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$297,683	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.33%	1.80%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Commercial mortgage-backed securities	$19,204	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$237,316	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase
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
(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of March 31, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 81% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
Corporate Securities – The rate used to discount future cash flows reflects current risk-free rates plus credit and liquidity spread requirements that market participants would use to value an asset. The discount rate may be influenced by many factors, including market cycles, expectations of default, collateral, term, and asset complexity. Each of these factors can influence discount rates, either in isolation, or in response to other factors. During weaker economic cycles, as the expectations of default increase, credit spreads widen, which results in a decrease in fair value.
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

	Three Months Ended March 31, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,629	$(68)	$733	$(51)	$0	$(187)	$0	$0	$0	$20,056	$(68)
Structured securities(3)	19,204	47	0	0	0	(93)	0	0	0	19,158	56
Other assets:
Equity securities	4,541	(335)	272	0	0	0	0	0	0	4,478	(335)
Reinsurance recoverables(4)	69,745	(5,964)	34,302	0	0	0	0	0	0	98,083	(35,533)
Receivables from parent and affiliates	0	0	11,117	0	0	0	0	0	0	11,117	0
Liabilities:
Policyholders' account balances(4)	(237,316)	(32,725)	0	0	(27,642)	0	0	0	0	(297,683)	(1,472)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(13)	$(8)	$0	$0	$(12)
Other assets:
Equity securities	0	(335)	0	0	0	(335)	0
Reinsurance recoverables	(5,964)	0	0	0	(35,533)	0	0
Liabilities:
Policyholders' account balances	(32,725)	0	0	0	(1,472)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$3,803	$(36)	$3,644	$0	$0	$(3,835)	$0	$0	$0	$3,576	$(37)
Structured securities(3)	20,701	(733)	0	0	0	(87)	0	0	0	19,881	(720)
Other assets:
Equity securities	4,291	3	0	0	0	0	0	0	0	4,294	3
Reinsurance recoverables	0	1,357	0	0	0	0	0	0	0	1,357	1,357
Liabilities:
Policyholders' account balances(4)	(108,144)	(10,832)	0	0	(8,056)	0	0	0	0	(127,032)	(13,914)

	Three Months Ended March 31, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(756)	$(11)	$0	$0	$(757)
Other assets:
Equity securities	0	3	0	0	0	3	0
Reinsurance recoverables	1,357	0	0	0	1,357	0	0
Liabilities:
Policyholders' account balances	(10,832)	0	0	0	(13,914)	0	0
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
(5)Excludes MRB assets of $493 million and $563 million and MRB liabilities of $493 million and $563 million for period ending March 31, 2024 and 2023, respectively. See Note 10 for additional information.

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

	March 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$260,082	$260,082	$263,600
Policy loans	0	0	1,116,711	1,116,711	1,116,711
Short-term investments	1,500	0	0	1,500	1,500
Cash and cash equivalents	14,602	0	0	14,602	14,602
Accrued investment income	0	64,442	0	64,442	64,442
Reinsurance recoverables	0	0	21,774	21,774	23,385
Receivables from parent and affiliates	0	53,049	0	53,049	53,049
Other assets	0	3,468	0	3,468	3,468
Total assets	$16,102	$120,959	$1,398,567	$1,535,628	$1,540,757
Liabilities:
Policyholders’ account balances - investment contracts	$0	$141,634	$30,402	$172,036	$173,647
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	1,185	0	1,185	1,185
Other liabilities	0	49,276	0	49,276	49,276
Total liabilities	$0	$192,095	$30,402	$222,497	$224,108

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$237,993	$237,993	$239,629
Policy loans	0	0	1,115,096	1,115,096	1,115,096
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	1,125	0	0	1,125	1,125
Accrued investment income	0	53,906	0	53,906	53,906
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	24,502	0	24,502	24,502
Other assets	0	4,363	0	4,363	4,363
Total assets	$3,625	$82,771	$1,375,244	$1,461,640	$1,464,658
Liabilities:
Policyholders’ account balances - investment contracts	$0	$148,542	$30,945	$179,487	$180,868
Payables to parent and affiliates	0	1,066	0	1,066	1,066
Other liabilities	0	52,027	0	52,027	52,027
Total liabilities	$0	$201,635	$30,945	$232,580	$233,961
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

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Three Months Ended March 31, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,007	$311,131	$393,138
Capitalization	4,894	11,191	16,085
Amortization expense	(2,028)	(3,692)	(5,720)
Other(1)	0	(5,420)	(5,420)
Balance, end of period	$84,873	$313,210	$398,083
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.

	Three Months Ended March 31, 2023
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$70,213	$281,661	$351,874
Capitalization	4,007	10,791	14,798
Amortization expense	(1,748)	(3,272)	(5,020)
Other	0	3	3
Balance, end of period	$72,472	$289,183	$361,655

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

	Three Months Ended March 31,
	2024	2023
	Variable Annuities
	(in thousands)
Balance, beginning of period	$15,968	$17,425
Amortization expense	(358)	(378)
Other	1	0
Balance, end of period	$15,611	$17,047

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Three Months Ended March 31,
	2024	2023
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$0	$0
Amortization expense	(2,246)	0
Other(1)	198,641	0
Balance, end of period	$196,395	$0
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance. See Note 11 for additional information.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,840,722	$8,299,099
Fixed Income	3,751,231	3,901,137
Other	745,519	714,176
Other invested assets	1,183,526	1,162,691
Total	$14,520,998	$14,077,103

For the three months ended March 31, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Three Months Ended March 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	14,902	51,409	66,311
Investment performance	387,889	370,777	758,666
Policy charges	(53,559)	(26,763)	(80,322)
Surrenders and withdrawals	(266,474)	(17,144)	(283,618)
Benefit payments	(1,506)	(10,415)	(11,921)
Net transfers (to) from general account	(3,588)	(11,402)	(14,990)
Other	178	9,591	9,769
Balance, end of period	$9,142,019	$5,378,979	$14,520,998

Cash surrender value(1)	$9,014,812	$5,258,835	$14,273,647

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	8,431	43,878	52,309
Investment performance	439,099	263,521	702,620
Policy charges	(55,991)	(25,372)	(81,363)
Surrenders and withdrawals	(194,702)	(11,989)	(206,691)
Benefit payments	(1,378)	(9,924)	(11,302)
Net transfers (to) from general account	913	28,189	29,102
Other	397	1,651	2,048
Balance, end of period	$9,125,337	$5,288,344	$14,413,681

Cash surrender value(1)	$8,933,846	$5,208,516	$14,142,362
(1)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

8.    LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability ("DPL"); and
•Additional Insurance Reserves ("AIR")
Benefit Reserves

The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of actual variances from expected experience and other activity	(21,792)	90	(21,702)
Adjusted balance, beginning of period	1,396,942	90	1,397,032
Issuances	24,393	639	25,032
Net premiums / considerations collected	(40,799)	(729)	(41,528)
Interest accrual	16,394	0	16,394
Balance at original discount rate, end of period	1,396,930	0	1,396,930
Effect of cumulative changes in discount rate assumptions, end of period	(56,897)	0	(56,897)
Balance, end of period	$1,340,033	$0	$1,340,033

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of actual variances from expected experience and other activity	(29,994)	62	(29,932)
Adjusted balance, beginning of period	2,633,897	20,061	2,653,958
Issuances	24,393	639	25,032
Interest accrual	32,144	177	32,321
Benefit payments	(32,730)	(654)	(33,384)
Other adjustments	(899)	1	(898)
Balance at original discount rate, end of period	2,656,805	20,224	2,677,029
Effect of cumulative changes in discount rate assumptions, end of period	(105,493)	(1,796)	(107,289)
Balance, end of period	$2,551,312	$18,428	$2,569,740

	Three Months Ended March 31, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,211,279	$18,428	$1,229,707
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	$1,211,293	$18,428	$1,229,721
Less: Reinsurance recoverables	1,036,843	18,428	1,055,271
Balance after reinsurance recoverables, end of period, post-flooring	$174,450	$0	$174,450

	Three Months Ended March 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of actual variances from expected experience and other activity	(10,232)	(599)	(10,831)
Adjusted balance, beginning of period	1,480,138	(599)	1,479,539
Issuances	16,867	710	17,577
Net premiums / considerations collected	(43,352)	(111)	(43,463)
Interest accrual	17,156	0	17,156
Balance at original discount rate, end of period	1,470,809	0	1,470,809
Effect of cumulative changes in discount rate assumptions, end of period	(40,753)	0	(40,753)
Balance, end of period	$1,430,056	$0	$1,430,056

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of actual variances from expected experience and other activity	(14,462)	183	(14,279)
Adjusted balance, beginning of period	2,674,691	18,542	2,693,233
Issuances	16,867	710	17,577
Interest accrual	32,494	171	32,665
Benefit payments	(40,914)	(551)	(41,465)
Other adjustments	(372)	0	(372)
Balance at original discount rate, end of period	2,682,766	18,872	2,701,638
Effect of cumulative changes in discount rate assumptions, end of period	(64,374)	(1,536)	(65,910)
Balance, end of period	$2,618,392	$17,336	$2,635,728

	Three Months Ended March 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,188,336	$17,336	$1,205,672
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	$1,188,336	$17,336	$1,205,672
Less: Reinsurance recoverables	1,036,995	17,336	1,054,331
Balance after reinsurance recoverables, end of period, post-flooring	$151,341	$0	$151,341
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Three Months Ended March 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,007,181	$0
Discounted expected future gross premiums (at original discount rate)	$2,011,489	$0
Discounted expected future gross premiums (at current discount rate)	$1,938,769	$0
Undiscounted expected future benefits and expenses	$4,286,686	$26,109
Interest accrual	$15,749	$177
Gross premiums	$59,673	$950
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.26%	3.71%
Weighted-average interest rate (at current discount rate)	5.31%	5.21%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,056,399	$0
Discounted expected future gross premiums (at original discount rate)	$2,057,345	$0
Discounted expected future gross premiums (at current discount rate)	$2,006,982	$0
Undiscounted expected future benefits and expenses	$4,332,537	$24,654
Interest accrual	$15,338	$171
Gross premiums	$61,365	$112
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.31%	3.61%
Weighted-average interest rate (at current discount rate)	5.07%	4.98%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
For non-participating traditional and limited-payment products, if a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for the present value of expected future policy benefits and non-level claim settlement expenses, then the liability for future policy benefits is adjusted at that time, and thereafter such that all changes, both favorable and unfavorable, in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately as a gain or loss, respectively.

In the first three months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first three months of 2023, there was a $3 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $3 million loss, reflecting the impact of ceded reinsurance on the affected cohorts. The favorable impact in the first three months of 2023 is primarily due to favorable mortality experience related to individual term life products.
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Three Months Ended March 31,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,365	$1,684
Effect of actual variances from expected experience and other activity	34	(107)
Adjusted balance, beginning of period	1,399	1,577
Profits deferred	216	0
Interest accrual	14	13
Amortization	(53)	(45)
Balance, end of period, post-flooring	1,576	1,545
Less: Reinsurance recoverables	1,576	1,545
Balance after reinsurance recoverables, end of period	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table provides supplemental information related to the balances of and changes in DPL, included in the disaggregated table above, on a gross (direct and assumed) basis, as of and for the period indicated:

	Three Months Ended March 31,
	2024	2023
	Fixed Annuities
	(in thousands)
Revenue(1)	$(211)	$139
Interest accrual	14	13
(1)Represents the gross premiums collected in changes in DPL.
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$986,166	$827,478
Flooring impact and amounts in AOCI	56,487	91,115
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,042,653	918,593
Effect of actual variances from expected experience and other activity	17,115	(342)
Adjusted balance, beginning of period	1,059,768	918,251
Assessments collected(1)	23,439	14,827
Interest accrual	8,986	7,840
Benefits paid	(5,955)	(3,995)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,086,238	936,923
Flooring impact and amounts in AOCI	(103,881)	(65,818)
Balance, including amounts in AOCI, end of period, post-flooring	982,357	871,105
Less: Reinsurance recoverables	956,650	834,640
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$25,707	$36,465
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2024	2023
	($ in thousands)
Interest accrual	$8,986	$7,840
Gross assessments	$56,772	$46,941
Weighted-average duration of the liability in years (at original discount rate)	27	28
Weighted-average interest rate (at original discount rate)	3.43%	3.42%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,229,721	$1,205,672
Deferred profit liability, end of period, post-flooring	1,576	1,545
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	982,357	871,105
Subtotal of amounts disclosed above	2,213,654	2,078,322
Other Future policy benefits reserves(1)	176,241	149,309
Total Future policy benefits	$2,389,895	$2,227,631
(1)Primarily represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Three Months Ended March 31, 2024
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$950	$59,673	$0	$60,623
Deferred profit liability	(211)	0	0	(211)
Additional insurance reserves	0	0	56,772	56,772
Total	$739	$59,673	$56,772	$117,184

	Three Months Ended March 31, 2023
	Revenues(1)
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$112	$61,365	$0	$61,477
Deferred profit liability	139	0	0	139
Additional insurance reserves	0	0	46,941	46,941
Total	$251	$61,365	$46,941	$108,557
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$177	$15,749	$0	$15,926
Deferred profit liability	14	0	0	14
Additional insurance reserves	0	0	8,986	8,986
Total	$191	$15,749	$8,986	$24,926

	Three Months Ended March 31, 2023
	Interest Expense
	Fixed Annuities	Term Life	Variable and Universal Life	Total
	(in thousands)
Benefit reserves	$171	$15,338	$0	$15,509
Deferred profit liability	13	0	0	13
Additional insurance reserves	0	0	7,840	7,840
Total	$184	$15,338	$7,840	$23,362
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	1,104	100,818	54,248	156,170
Interest credited	212	3,909	15,275	19,396
Policy charges	(14)	(49)	(36,657)	(36,720)
Surrenders and withdrawals	(1,473)	(11,039)	(33,506)	(46,018)
Benefit payments	(155)	(713)	(2,681)	(3,549)
Net transfers (to) from separate account	0	3,588	11,402	14,990
Change in market value and other adjustments(1)	0	29,526	3,199	32,725
Balance, end of period	$34,699	$718,621	$3,040,026	$3,793,346
Unearned revenue reserve				383,842
Other				9,568
Total Policyholders' account balance				$4,186,756

Weighted-average crediting rate	2.43%	2.38%	2.01%	2.08%
Net amount at risk(2)	$0	$0	$34,482,721	$34,482,721
Cash surrender value(3)	$8,414	$690,349	$2,708,499	$3,407,262

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2023
	Fixed Annuities(4)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	707	25,558	57,220	83,485
Interest credited	252	2,015	13,972	16,239
Policy charges	(14)	(40)	(36,360)	(36,414)
Surrenders and withdrawals	(2,027)	(8,163)	(29,361)	(39,551)
Benefit payments	(154)	(1,647)	(422)	(2,223)
Net transfers (to) from separate account	0	(913)	(28,189)	(29,102)
Change in market value and other adjustments(1)	0	(131)	10,436	10,305
Balance, end of period	$38,170	$343,803	$2,071,976	$2,453,949
Unearned revenue reserve				328,956
Other(4)				9,386
Total Policyholders' account balance				$2,792,291

Weighted-average crediting rate	2.59%	2.40%	2.69%	2.65%
Net amount at risk (2)	$0	$0	$33,887,277	$33,887,277
Cash surrender value(3)	$10,074	$322,593	$1,733,643	$2,066,310
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)The net amount at risk calculation includes both general and separate account balances.
(3)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(4)Prior period amounts have been updated to conform to current period presentation.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,042	0	0	0	1,042
2.00% - 2.99%	18,421	0	0	0	18,421
3.00% - 4.00%	7,586	0	0	0	7,586
Greater than 4.00%	0	0	0	0	0
Total	$27,049	$0	$0	$0	$27,049
Variable Annuities
Less than 1.00%	$1,720	$0	$0	$0	$1,720
1.00% - 1.99%	168,733	6,572	0	0	175,305
2.00% - 2.99%	1,329	0	0	0	1,329
3.00% - 4.00%	107,051	1,017	0	0	108,068
Greater than 4.00%	132	0	0	0	132
Total	$278,965	$7,589	$0	$0	$286,554
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$29,485	$29,485
1.00% - 1.99%	23,881	0	279,047	192,989	495,917
2.00% - 2.99%	4,372	159,463	197,155	16,753	377,743
3.00% - 4.00%	247,602	259,014	899,849	0	1,406,465
Greater than 4.00%	370,186	0	0	0	370,186
Total	$646,041	$418,477	$1,376,051	$239,227	$2,679,796

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,284	0	0	0	1,284
2.00% - 2.99%	20,243	0	0	0	20,243
3.00% - 4.00%	9,099	0	0	0	9,099
Greater than 4.00%	0	0	0	0	0
Total	$30,626	$0	$0	$0	$30,626
Variable Annuities
Less than 1.00%	$1,651	$0	$0	$0	$1,651
1.00% - 1.99%	189,516	1,592	0	0	191,108
2.00% - 2.99%	1,784	0	0	0	1,784
3.00% - 4.00%	128,371	116	0	0	128,487
Greater than 4.00%	126	0	0	0	126
Total	$321,448	$1,708	$0	$0	$323,156
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$640	$640
1.00% - 1.99%	17,633	0	148,939	290,129	456,701
2.00% - 2.99%	4,463	15,422	317,044	26,632	363,561
3.00% - 4.00%	150,092	343,976	60,552	0	554,620
Greater than 4.00%	376,561	0	0	0	376,561
Total	$548,749	$359,398	$526,535	$317,401	$1,752,083
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$370,258	$313,711
Unearned revenue	17,995	19,030
Amortization expense	(4,411)	(3,785)
Balance, end of period	$383,842	$328,956
Less: Reinsurance recoverables	103,852	85,048
Balance after reinsurance recoverables, end of period	$279,990	$243,908

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	26,214	(26,214)	0
Claims paid	(761)	761	0
Interest accrual	5,813	(5,813)	0
Actual in force different from expected	518	(518)	0
Effect of changes in interest rates	(78,746)	78,746	0
Effect of changes in equity markets	(73,358)	73,358	0
Issuances	650	(650)	0
Other adjustments	585	(585)	0
Effect of changes in current period counterparty non-performance risk	0	(21,341)	(21,341)
Balance, end of period, before effect of changes in non-performance risk	283,063	(204,027)	79,036
Effect of cumulative changes in non-performance risk	(79,036)	0	(79,036)
Balance, end of period	$204,027	$(204,027)	$0

	Three Months Ended March 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	27,304	(27,304)	0
Claims paid	(1,653)	1,653	0
Interest accrual	7,035	(7,035)	0
Actual in force different from expected	2,229	(2,229)	0
Effect of changes in interest rates	33,851	(33,851)	0
Effect of changes in equity markets	(54,966)	54,966	0
Effect of changes in current period counterparty non-performance risk	0	15,728	15,728
Balance, end of period, before effect of changes in non-performance risk	575,223	(396,326)	178,897
Effect of cumulative changes in non-performance risk	(178,897)	0	(178,897)
Balance, end of period	$396,326	$(396,326)	$0

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2024	March 31, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$680,353	$877,211
Weighted-average attained age of contractholders	70	68
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2024	March 31, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$144,482	$83,298
Ceded	348,510	479,624
Total market risk benefit assets	$492,992	$562,922

Direct and assumed	$348,510	$479,624
Ceded	144,482	83,298
Total market risk benefit liabilities	$492,992	$562,922

Net balance	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
11.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), Prudential Arizona Reinsurance Term Company (“PAR Term”), PAR U, PURE, Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”), its parent companies, Pruco Life and Prudential Insurance, as well as third parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (“YRT”) and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life ("GUL") policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of the transactions, the Company recognized a $183 million pre-tax recapture loss and a $199 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$4,008,437	$3,603,225
Policy loans	(26,977)	(24,518)
Deferred policy acquisition costs	(620,920)	(620,878)
Deferred sales inducements	(34,683)	(35,313)
Market risk benefit assets	348,510	419,715
Other assets	39,911	40,267
Market risk benefit liabilities	144,482	117,944
Other liabilities	953,708	412,919
Reinsurance recoverables by counterparty are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Prudential Insurance	$1,172,091	$724,297
PAR U	780,799	1,725,753
PARCC	416,267	432,554
PAR Term	278,626	279,990
Term Re	270,803	275,721
DART	100,666	102,611
Pruco Life	56,590	57,509
PURE	929,034	0
Unaffiliated	3,561	4,790
Total reinsurance recoverables	$4,008,437	$3,603,225
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Premiums:
Direct	$59,878	$62,583
Ceded	(48,719)	(52,406)
Net premiums	11,159	10,177
Policy charges and fee income:
Direct	90,440	86,513
Assumed	13,066	0
Ceded(1)	226,078	(72,375)
Net policy charges and fee income	329,584	14,138
Net investment income:
Direct	50,372	28,886
Ceded	(345)	(226)
Net investment income	50,027	28,660

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Asset administration fees:
Direct	9,290	8,776
Ceded	(6,668)	(6,696)
Net asset administration fees	2,622	2,080
Other income (loss):
Direct	(985)	1,145
Ceded	2,311	1
Net other income	1,326	1,146
Realized investment gains (losses), net:
Direct	1,265	(9,457)
Ceded	(5,856)	1,159
Realized investment gains (losses), net	(4,591)	(8,298)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	145,162	(13,801)
Ceded	(123,821)	(1,927)
Net change in value of market risk benefits, net of related hedging gain (loss)	21,341	(15,728)
Policyholders’ benefits (including change in reserves):
Direct	137,781	107,337
Ceded(2)	409,677	(88,998)
Net policyholders’ benefits (including change in reserves)	547,458	18,339
Change in estimates of liability for future policy benefits:
Direct	9,247	(3,917)
Ceded	(13,075)	2,475
Net change in estimates of liability for future policy benefits	(3,828)	(1,442)
Interest credited to policyholders’ account balances:
Direct	30,405	18,022
Ceded	(10,383)	(7,885)
Net interest credited to policyholders’ account balances	20,022	10,137
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(62,055)	(32,950)
(1)Includes $(1.3) million of unaffiliated activity for each of the three months ended March 31, 2024 and 2023.
(2)Includes $0.0 million of unaffiliated activity for each of the three months ended March 31, 2024 and 2023.

The gross and net amounts of life insurance face amount in force as of March 31, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$154,609,232	$154,115,666
Reinsurance ceded	(141,317,963)	(139,826,733)
Net life insurance face amount in force	$13,291,269	$14,288,933

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Significant Affiliated Reinsurance Agreements
Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily universal life business, and such business was reinsured to Pruco Life under a YRT reinsurance agreement. As of January 1, 2020, the remaining portions of new business (specifically term policies) ceased being reinsured by the Company to Prudential Insurance, and a separate YRT reinsurance agreement was established with Pruco Life for term policies. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE.

Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities with guaranteed living benefit riders. This discontinuation has no impact on the reinsurance agreement between Prudential Insurance and the Company. Effective February 1, 2023, the Company began selling indexed variable annuities products, which is reinsured to Prudential Insurance through the existing reinsurance agreement. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Prudential Insurance. As a result of the agreement, reinsurance payables includes the ceded modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.

PAR U

Effective July 1, 2012, the Company reinsures 95% of all risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.

Effective January 1, 2024, the Company recaptured the policies previously reinsured by PAR U with effective dates prior to January 1, 2015. Effective January 1, 2024, the Company reinsures 100% of the risks associated with universal life policies with effective dates from January 1, 2015 to December 31, 2019.

PURE

Effective January 1, 2024, the Company reinsures 100% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies with effective dates prior to January 1, 2015.

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

DART

Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure 95% of the risks associated with its term life insurance policies, with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
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

The Company's income tax provision amounted to an income tax benefit of $(53.5) million, or 38.11% of income (loss) from operations before income taxes in the first three months of 2024, compared to $(1.4) million, or 12.17%, in the first three months of 2023. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Inflation Reduction Act. On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), (House of Representatives, 5376). One of the most significant provisions of the Inflation Reduction Act is a 15% corporate alternative minimum tax (CAMT) based on the Company’s GAAP income, with certain adjustments. This provision, which is applicable only to companies with average applicable financial statement income in excess of $1 billion for any three-year period ending in 2022 or later, is effective in taxable years beginning after December 31, 2022. The impact of the book-income alternative minimum tax, if any, will vary from year to year based on the relationship of the Company’s GAAP income to the Company’s taxable income. Any tax paid pursuant to this provision is available as a tax credit in future years when the Company’s tax rate exceeds the 15% minimum tax threshold. The Company is subject to CAMT for 2024 which may or may not result in a CAMT cash tax liability and will have no impact to the full year effective tax rate.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	(100)	(42,547)	6,463	(21,341)	(57,525)
Amounts reclassified from AOCI	0	(751)	0	0	(751)
Income tax benefit (expense)	16	9,098	(1,357)	4,481	12,238
Balance, March 31, 2024	$(1,163)	$(164,317)	$9,475	$62,440	$(93,565)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	100	39,128	(6,958)	15,727	47,997
Amounts reclassified from AOCI	0	(361)	0	0	(361)
Income tax benefit (expense)	(22)	(8,139)	1,463	(3,306)	(10,004)
Balance, March 31, 2023	$(1,136)	$(145,758)	$7,009	$141,327	$1,442
(1)Includes cash flow hedges of $8 million and $5 million as of March 31, 2024 and December 31, 2023, respectively, and $13 million and $14 million as of March 31, 2023 and December 31, 2022, respectively.
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$852	$387
Net unrealized investment gains (losses) on available-for-sale securities	(101)	(26)
Total net unrealized investment gains (losses)(4)	751	361
Total reclassifications for the period	$751	$361
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Unaudited Interim Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. The amounts for the periods indicated below, split between amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized, and all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$0	$(192,271)	$(52,266)	$79,826	$34,594	$(130,117)
Net investment gains (losses) on investments arising during the period	(3)	(49,107)	0	0	10,319	(38,791)
Reclassification adjustment for (gains) losses included in net income	0	(751)	0	0	158	(593)
Impact of net unrealized investment (gains) losses	0	0	(46,572)	53,135	(1,379)	5,184
Balance, March 31, 2024	$(3)	$(242,129)	$(98,838)	$132,961	$43,692	$(164,317)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2024 and 2023. The expense charged to the Company for the deferred compensation program was $0.3 million for both the three months ended March 31, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended March 31, 2024 and 2023.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million and $0.2 million the three months ended March 31, 2024 and 2023, respectively.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $14 million and $8 million for the three months ended March 31, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $4 million for both the three months ended March 31, 2024 and 2023.

Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,606 million and $2,452 million at March 31, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $6 million for both the three months ended March 31, 2024 and 2023. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $898 million as of March 31, 2024 and December 31, 2023. Interest income related to the policy loan was $10 million for the three months ended March 31, 2024.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $61 million and $58 million of investments in joint ventures as of March 31, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains(losses) of $2 million and $0 million for the three months ended March 31, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $7 million for both the three months ended March 31, 2024 and 2023. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended March 31, 2024 and 2023. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2024 and December 31, 2023 is as follows:

	Maturity Dates	Interest Rates			March 31, 2024	December 31, 2023
					(in thousands)
U.S. dollar fixed rate notes	2032	0.00%	-	14.85%	$11,117	$0
Total notes receivable - affiliated(1)					$11,117	$0
(1)All notes receivable may be called for prepayment prior to the respective maturity dates under specified circumstances.

The affiliated notes receivable shown above are classified as available-for-sale securities and other trading assets carried at fair value. The Company monitors the internal and external credit ratings of these loans and loan performance. The Company also considers any guarantees made by Prudential Insurance for loans due from affiliates.

Accrued interest receivable related to these loans was $0.1 million and $0.0 million as of March 31, 2024 and December 31, 2023, respectively, and is included in "Accrued investment income". Revenues were $0.0 million for each of the three months ended March 31, 2024 and 2023, and are included in “Other income (loss)”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2024 and for the year ended December 31, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0
Prudential Insurance	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	0

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both March 31, 2024 and December 31, 2023.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2024 and 2023.

Contributed Capital and Dividends

In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively.

Through March 2024 and December 2023, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

The Company has made commitments to fund commercial mortgage loans. As of March 31, 2024 and December 31, 2023, the outstanding balances on these commitments were $6 million and $20 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was no allowance for credit losses as of either March 31, 2024 or December 31, 2023. For the three months ended March 31, 2024 and 2023, there was no change in allowance for credit losses. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of March 31, 2024 and December 31, 2023, $142 million and $135 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2024 or 2023.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and should be read in conjunction with the complete descriptions provided in the Form 10-K.

There are no material developments in previously reported matters disclosed as of December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2024, compared with December 31, 2023, and its results of operations for the three months ended March 31, 2024 and 2023. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York. The Company only sells such products in New York primarily through affiliated and unaffiliated distributors.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life ("GUL") policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Unaudited Interim Financial Statements for additional information.
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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

•Policyholder liabilities;
•Valuation of investments including derivatives, measurement of allowance for credit losses, and recognition of other-than-temporary impairments (“OTTI”);
•Reinsurance recoverables;
•Taxes on income; and
•Reserves for contingencies, including reserves for losses in connection with unresolved legal matters

Market Performance - Equity and Interest Rate Assumptions

The liability for future policy benefits for certain of our universal life type products includes quarterly adjustments for the impact of changes to our estimate of future rates of returns on investments to reflect actual fund performance and market conditions. A portion of the returns on investments for our variable life contracts are dependent upon the total rate of return on assets held in separate account investment options. This rate of return influences the fees we earn and expected claims to be paid on variable life contracts, as well as other sources of profit. Returns that are higher than our expectations for a given period produce higher than expected account balances, which increase the future fees we expect to earn on variable life contracts and decrease expected claims to be paid on variable life contracts. The opposite occurs when returns are lower than our expectations.

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.3% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Adoption of New Accounting Pronouncements

See Note 2 to the Unaudited Interim Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.9 billion from $22.9 billion at December 31, 2023 to $23.8 billion at March 31, 2024. Significant components were:
•Reinsurance Recoverable increased $0.4 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account assets increased $0.4 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $1.1 billion from $21.5 billion at December 31, 2023 to $22.6 billion at March 31, 2024
•Other liabilities increased $0.5 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account liabilities increased $0.4 billion corresponding to the increase in separate account assets, as mentioned above.
Total equity decreased $0.2 billion primarily driven by $0.1 billion in unrealized losses on investments due to rising rates.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $128 million from a loss of $12 million for the three months ended March 31, 2023 to a loss of $140 million for the three months ended March 31, 2024.
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy Charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues increased $379 million from $32 million for the three months ended March 31, 2023 to $411 million for the three months ended March 31, 2024.
•Higher Policy Charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies; and
•Higher Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Benefits and expenses increased $508 million from $44 million for the three months ended March 31, 2023 to $552 million for the three months ended March 31, 2024.
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.

Partially offset by:
•Lower Amortization of deferred policy acquisition costs driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our use of captive reinsurance companies.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2024 and December 31, 2023, the Company had liquid assets of $2,541 million and $2,582 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $190 million and $192 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, $2,230 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of March 31, 2024, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of March 31, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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
Date: May 13, 2024