Form 10-Q
period 2024-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2024-08-16
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 16, 2024, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
June 30, 2024 and December 31, 2023 (in thousands, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$211; 2023-$4) (amortized cost: 2024-$2,731,606; 2023-$2,559,973)	$2,436,863	$2,362,095
Fixed maturities, trading, at fair value (amortized cost: 2024-$24,845; 2023-$25,745)	22,215	23,440
Equity securities, at fair value (cost: 2024-$4,920; 2023-$4,653)	4,390	4,615
Policy loans	1,118,115	1,115,096
Short-term investments	10,969	5,959
Commercial mortgage and other loans (net of $1,100 and $1,162 allowance for credit losses at June 30, 2024 and December 31, 2023, respectively)	311,684	239,629
Other invested assets (includes $28,818 and $4,387 of assets measured at fair value at June 30, 2024 and December 31, 2023, respectively)	193,794	153,885
Total investments	4,098,030	3,904,719
Cash and cash equivalents	218,574	186,383
Deferred policy acquisition costs	414,988	393,139
Accrued investment income	75,946	53,906
Reinsurance recoverables	4,008,552	3,603,225
Receivables from parent and affiliates	44,418	24,502
Income tax assets	125,077	68,079
Market risk benefit assets	492,491	537,659
Other assets	57,216	49,010
Separate account assets	14,477,093	14,077,103
TOTAL ASSETS	$24,012,385	$22,897,725
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$4,395,884	$4,036,184
Future policy benefits	2,287,483	2,398,443
Market risk benefit liabilities	492,491	537,659
Payables to parent and affiliates	185	9,380
Other liabilities	1,128,833	470,830
Separate account liabilities	14,477,093	14,077,103
Total liabilities	22,781,969	21,529,599
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	1,032,513
Retained earnings	307,868	381,140
Accumulated other comprehensive income (loss)	(111,965)	(47,527)
Total equity	1,230,416	1,368,126
TOTAL LIABILITIES AND EQUITY	$24,012,385	$22,897,725

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $103, $183, $69 and $290 of gains from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2024 and 2023 and the six months ended June 30, 2024 and 2023, respectively)	$11,327	$9,566	$22,486	$19,743
Policy charges and fee income	17,476	21,343	354,617	35,481
Net investment income	51,794	39,974	101,821	68,634
Asset administration fees	2,617	2,270	5,239	4,350
Other income (loss)	2,825	277	4,151	1,423
Realized investment gains (losses), net	(7,450)	(4,617)	(11,598)	(12,915)
Change in value of market risk benefits, net of related hedging gain (loss)	(5,488)	22,869	15,853	7,141
TOTAL REVENUES	73,101	91,682	492,569	123,857
BENEFITS AND EXPENSES
Policyholders’ benefits	23,554	15,721	567,647	34,060
Change in estimates of liability for future policy benefits	(356)	(641)	(4,184)	(2,083)
Interest credited to policyholders’ account balances	21,176	13,623	41,198	23,760
Amortization of deferred policy acquisition costs	5,449	4,919	(20,136)	9,936
General, administrative and other expenses	9,463	16,809	22,502	28,767
TOTAL BENEFITS AND EXPENSES	59,286	50,431	607,027	94,440
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	13,815	41,251	(114,458)	29,417
Income tax expense (benefit)	7,697	4,984	(41,186)	3,544
NET INCOME (LOSS)	$6,118	$36,267	$(73,272)	$25,873
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	15	71	(85)	171
Net unrealized investment gains (losses)	(35,132)	(25,206)	(78,430)	13,561
Interest rate remeasurement of future policy benefits	6,338	3,841	12,801	(3,118)
Gain (loss) from changes in non-performance risk on market risk benefits	5,488	(22,869)	(15,853)	(7,141)
Total	(23,291)	(44,163)	(81,567)	3,473
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(4,891)	(9,274)	(17,129)	730
Other comprehensive income (loss), net of taxes	(18,400)	(34,889)	(64,438)	2,743
Comprehensive income (loss)	$(12,282)	$1,378	$(137,710)	$28,616

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)(1)			(79,390)		(79,390)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)(1)					(125,428)
Balance, March 31, 2024(1)	2,000	1,032,513	301,750	(93,565)	1,242,698
Comprehensive income (loss):
Net income (loss)			6,118		6,118
Other comprehensive income (loss), net of tax				(18,400)	(18,400)
Total comprehensive income (loss)					(12,282)
Balance, June 30, 2024	$2,000	$1,032,513	$307,868	$(111,965)	$1,230,416
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for details.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)					27,238
Balance, March 31, 2023	2,000	950,412	275,039	1,442	1,228,893
Contributed (distributed) capital-parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			36,267		36,267
Other comprehensive income (loss), net of tax				(34,889)	(34,889)
Total comprehensive income (loss)					1,378
Balance, June 30, 2023	$2,000	$950,913	$311,306	$(33,447)	$1,230,772
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73,272)	$25,873
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(330,501)	(3,444)
Interest credited to policyholders’ account balances	41,198	23,760
Realized investment (gains) losses, net	11,598	12,915
Change in value of market risk benefits, net of related hedging (gains) losses	(15,853)	(7,141)
Change in:
Future policy benefits and other insurance liabilities	140,578	161,675
Reinsurance recoverables	(43,048)	(63,007)
Accrued investment income	(22,040)	(11,350)
Net payables to/receivables from parent and affiliates	30,393	(9,835)
Deferred policy acquisition costs	(58,574)	(20,469)
Income taxes	(39,869)	(3,127)
Derivatives, net	25,305	4,113
Other, net	392,492	(83,093)
Cash flows from (used in) operating activities	58,407	26,870
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	54,830	41,160
Fixed maturities, trading	900	916
Equity securities	188	208
Policy loans	15,057	14,639
Ceded policy loans	(24,695)	(819)
Short-term investments	11,875	8,000
Commercial mortgage and other loans	3,439	5,153
Other invested assets	537	489
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(223,408)	(472,270)
Equity securities	(273)	(27)
Policy loans	(16,030)	(911,103)
Ceded policy loans	2,016	1,017
Short-term investments	(16,818)	(7,500)
Commercial mortgage and other loans	(75,808)	(34,211)
Other invested assets	(17,867)	(8,027)
Notes receivable from parent and affiliates, net	(16,607)	629
Derivatives, net	(113)	(423)
Cash flows from (used in) investing activities	(302,777)	(1,362,169)

	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	487,818	1,235,161
Ceded policyholders’ account deposits	(173,359)	(164,543)
Policyholders’ account withdrawals	(193,844)	(232,083)
Ceded policyholders’ account withdrawals	155,094	138,107
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	2,996
Contributed / (return of) capital	0	175,000
Contributed (distributed) capital - parent/child asset transfers	0	634
Net change in all other financing arrangements (maturities 90 days or less)	0	3
Drafts outstanding	(9,744)	(4,006)
Other, net	10,596	8,939
Cash flows from (used in) financing activities	276,561	1,160,208
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,191	(175,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	186,383	255,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$218,574	$80,676

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the six months ended June 30, 2024 excludes certain non-cash activities in the amount of $193 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information. There were no significant non-cash transactions for the six months ended June 30, 2023.

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

Revision to Prior Period Interim Financial Statements

The Company identified misstatements in the previously issued interim Financial Statements for the three months ended March 31, 2024. Prior period amounts have been revised in the Financial Statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Financial Statements. See Note 16 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of June 30, 2024

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
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,001	$0	$2,747	$0	$49,254
Obligations of U.S. states and their political subdivisions	166,230	247	6,729	0	159,748
Foreign government bonds	89,101	58	18,265	0	70,894
U.S. public corporate securities	1,532,289	4,008	206,192	209	1,329,896
U.S. private corporate securities	271,880	916	12,342	0	260,454
Foreign public corporate securities	213,848	584	28,800	0	185,632
Foreign private corporate securities	241,727	2,002	19,107	0	224,622
Asset-backed securities(1)	47,309	71	692	0	46,688
Commercial mortgage-backed securities	101,592	0	6,946	0	94,646
Residential mortgage-backed securities(2)	15,629	141	739	2	15,029
Total fixed maturities, available-for-sale	$2,731,606	$8,027	$302,559	$211	$2,436,863
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

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$49,254	$2,747	$49,254	$2,747
Obligations of U.S. states and their political subdivisions	42,693	1,112	77,077	5,617	119,770	6,729
Foreign government bonds	2,557	65	65,128	18,200	67,685	18,265
U.S. public corporate securities	234,770	7,058	921,456	199,134	1,156,226	206,192
U.S. private corporate securities	61,384	1,317	127,716	11,025	189,100	12,342
Foreign public corporate securities	44,248	1,118	111,627	27,682	155,875	28,800
Foreign private corporate securities	58,920	1,256	93,532	17,851	152,452	19,107
Asset-backed securities	1,862	5	9,119	687	10,981	692
Commercial mortgage-backed securities	0	0	94,646	6,946	94,646	6,946
Residential mortgage-backed securities	0	0	10,714	739	10,714	739
Total fixed maturities, available-for-sale	$446,434	$11,931	$1,560,269	$290,628	$2,006,703	$302,559

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,081	$936	$1,962	$218	$51,043	$1,154
Obligations of U.S. states and their political subdivisions	22,856	186	61,445	2,647	84,301	2,833
Foreign government bonds	5,656	91	69,066	14,602	74,722	14,693
U.S. public corporate securities	86,203	1,688	913,776	146,213	999,979	147,901
U.S. private corporate securities	27,883	366	117,409	8,518	145,292	8,884
Foreign public corporate securities	5,029	135	115,462	21,854	120,491	21,989
Foreign private corporate securities	5,007	51	98,159	14,740	103,166	14,791
Asset-backed securities	7,899	914	4,775	55	12,674	969
Commercial mortgage-backed securities	0	0	96,699	7,356	96,699	7,356
Residential mortgage-backed securities	146	2	10,722	418	10,868	420
Total fixed maturities, available-for-sale	$209,760	$4,369	$1,489,475	$216,621	$1,699,235	$220,990

As of June 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $299 million and $218 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2024, the $291 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2023, the $217 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	June 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$73,514	$70,239
Due after one year through five years	465,866	454,840
Due after five years through ten years	303,841	296,260
Due after ten years	1,723,855	1,459,161
Asset-backed securities	47,309	46,688
Commercial mortgage-backed securities	101,592	94,646
Residential mortgage-backed securities	15,629	15,029
Total fixed maturities, available-for-sale	$2,731,606	$2,436,863

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$1,119	$947	$3,274	$1,833
Proceeds from maturities/prepayments	27,872	7,042	54,477	39,163
Gross investment gains from sales and maturities	201	(24)	265	5
Gross investment losses from sales and maturities	(335)	(10)	(504)	(425)
(Addition to) release of allowance for credit losses	(211)	0	(207)	360
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(2.9) million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the activity in the allowance for credit losses for fixed maturity, available-for-sale securities, as of the dates indicated:

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$209	$0	$0	$2	$211

	Three Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$3	$3
Reductions for securities sold during the period	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(4)	(4)
Balance, end of period	$0	$0	$209	$0	$0	$2	$211

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Bonds	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	(1)	(359)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$3	$3

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended June 30, 2024 the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communication sector within corporate securities due to adverse projected cash flows. For the three months ended June 30, 2023 there was no activity in the allowance for credit losses on available-for-sale securities.

For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communication sector within corporate securities due to adverse projected cash flows. For the six months ended June 30, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration, as of both June 30, 2024 and December 31, 2023.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $0.1 million and $(0.5) million during the three months ended June 30, 2024 and 2023, respectively, and $(0.3) million and $0.2 million during the six months ended June 30, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $(0.2) million and $0.1 million during the three months ended June 30, 2024 and 2023, respectively, and $(0.5) million and $0.1 million during the six months ended June 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	June 30, 2024		December 31, 2023
	Amount (in thousands)	% of Total	Amount (in thousands)	% of Total
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$101,522	32.5%	$71,289	29.6%
Hospitality	13,838	4.4	14,070	5.8
Industrial	102,861	32.9	70,633	29.3
Office	6,787	2.2	8,122	3.4
Other	33,878	10.8	24,587	10.2
Retail	23,104	7.4	23,327	9.7
Total commercial mortgage loans	281,990	90.2	212,028	88.0
Agricultural property loans	30,794	9.8	28,763	12.0
Total commercial mortgage and agricultural property loans	312,784	100.0%	240,791	100.0%
Allowance for credit losses	(1,100)		(1,162)
Total net commercial mortgage and agricultural property loans	$311,684		$239,629

As of June 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Washington (10%), Florida (10%), California (9%)), and included loans secured by properties in Europe (8%) and Mexico (3%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended June 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,107	$46	$1,153	$443	$56	$499
Addition to (release of) allowance for expected losses	(51)	(2)	(53)	179	(3)	176
Allowance, end of period	$1,056	$44	$1,100	$622	$53	$675

	Six Months Ended June 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,107	$55	$1,162	$405	$3	$408
Addition to (release of) allowance for expected losses	(51)	(11)	(62)	217	50	267
Allowance, end of period	$1,056	$44	$1,100	$622	$53	$675

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to net positive credit migration, partially offset by loan originations. For the three months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations.

For the six months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to net positive credit migration, partially offset by loan originations. For the six months ended June 30, 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$4,000	$9,423	$19,810	$762	$0	$69,899	$0	$103,894
60%-69.99%	47,147	51,646	15,000	1,962	2,198	19,929	0	137,882
70%-79.99%	8,988	17,902	0	0	0	8,522	0	35,412
80% or greater	0	0	0	0	0	4,802	0	4,802
Total	$60,135	$78,971	$34,810	$2,724	$2,198	$103,152	$0	$281,990
Debt Service Coverage Ratio:
Greater than 1.2x	$60,135	$76,578	$34,810	$2,724	$2,198	$96,271	$0	$272,716
1.0 - 1.2x	0	2,393	0	0	0	5,967	0	8,360
Less than 1.0x	0	0	0	0	0	914	0	914
Total	$60,135	$78,971	$34,810	$2,724	$2,198	$103,152	$0	$281,990
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$2,000	$10,954	$1,014	$1,024	$0	$941	$516	$16,449
60%-69.99%	0	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$2,000	$12,954	$13,359	$1,024	$0	$941	$516	$30,794
Debt Service Coverage Ratio:
Greater than 1.2x	$2,000	$12,954	$13,359	$1,024	$0	$941	$516	$30,794
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$2,000	$12,954	$13,359	$1,024	$0	$941	$516	$30,794

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$281,990	$0	$0	$0	$281,990	$0
Agricultural property loans	30,794	0	0	0	30,794	0
Total	$312,784	$0	$0	$0	$312,784	$0
(1)As of June 30, 2024, there were no loans in this category accruing interest.
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

For both the three and six months ended June 30, 2024 and 2023, there were $14.1 million and $0.0 million commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration, as of both June 30, 2024 and December 31, 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$106,464	$90,107
Hedge funds	51,176	48,488
Real estate-related	7,297	6,965
Subtotal equity method	164,937	145,560
Fair value:
Private equity	189	249
Hedge funds	3	19
Real estate-related	3,741	4,119
Subtotal fair value	3,933	4,387
Total LPs/LLCs	168,870	149,947
Derivative instruments	24,885	0
Other	39	3,938
Total other invested assets	$193,794	$153,885

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$27,934	$26,672
Equity securities	1	1
Commercial mortgage and other loans	1,094	948
Policy loans	45,917	25,675
Short-term investments and cash equivalents	1,000	610
Total accrued investment income	$75,946	$53,906

There were no write-downs on accrued investment income for both the three and six months ended June 30, 2024 and 2023.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$28,997	$25,194	$56,633	$46,311
Fixed maturities, trading	147	158	296	315
Equity securities	91	91	182	182
Commercial mortgage and other loans	3,681	2,145	6,922	3,824
Policy loans	13,230	7,565	26,034	10,090
Other invested assets	3,622	4,641	7,741	6,119
Short-term investments and cash equivalents	3,361	1,251	6,656	3,892
Gross investment income	53,129	41,045	104,464	70,733
Less: investment expenses	(1,335)	(1,071)	(2,643)	(2,099)
Net investment income	$51,794	$39,974	$101,821	$68,634

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities(1)	$(345)	$(34)	$(446)	$(60)
Commercial mortgage and other loans	53	(176)	62	(267)
Other invested assets	(36)	(14)	(36)	(14)
Derivatives	(7,084)	(4,388)	(11,130)	(12,629)
Short term investments and cash equivalents	(38)	(5)	(48)	55
Realized investment gains (losses), net	$(7,450)	$(4,617)	$(11,598)	$(12,915)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(3)	$0
Fixed maturity securities, available-for-sale without an allowance	(294,529)	(197,874)
Derivatives designated as cash flow hedges(1)	9,982	5,246
Other investments	356	357
Net unrealized gains (losses) on investments	$(284,194)	$(192,271)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2024 and December 31, 2023, the Company had no repurchase agreements.

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

	June 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$210,722	$10,896	$(2,280)	$169,101	$7,865	$(4,257)
Total Derivatives Designated as Hedge Accounting Instruments:	$210,722	$10,896	$(2,280)	$169,101	$7,865	$(4,257)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$179,200	$800	$(902)	$88,200	$36	$(2,063)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	36,705	2,047	(306)	39,965	1,563	(597)
Foreign Currency
Foreign Currency Forwards	10,179	114	(4)	9,550	7	(290)
Equity
Equity Options	1,903,194	82,514	(67,797)	1,288,555	30,679	(43,354)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$2,129,278	$85,475	$(69,009)	$1,426,270	$32,285	$(46,304)
Total Derivatives(1)(2)	$2,340,000	$96,371	$(71,289)	$1,595,371	$40,150	$(50,561)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $224 million and $168 million as of June 30, 2024 and December 31, 2023, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables".
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

	June 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$96,371	$(71,486)	$24,885	$(24,885)	$0
Total Assets	$96,371	$(71,486)	$24,885	$(24,885)	$0
Offsetting of Financial Liabilities:
Derivatives	$71,289	$(71,289)	$0	$0	$0
Total Liabilities	$71,289	$(71,289)	$0	$0	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$40,150	$(40,150)	$0	$0	$0
Total Assets	$40,150	$(40,150)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$50,561	$(42,247)	$8,314	$(8,314)	$0
Total Liabilities	$50,561	$(42,247)	$8,314	$(8,314)	$0
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

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(245)	$0	$598	$92	$2,084
Total cash flow hedges	(245)	0	598	92	2,084
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	121	0	0	0	0
Currency	70	0	0	0	0
Currency/Interest Rate	305	0	0	0	0
Credit	0	0	0	0	0
Equity	19,198	0	0	0	0
Embedded Derivatives	(26,533)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(6,839)	0	0	0	0
Total	$(7,084)	$0	$598	$92	$2,084

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(341)	$0	$1,063	$575	$4,736
Total cash flow hedges	(341)	0	1,063	575	4,736
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,676	0	0	0	0
Currency	267	0	0	0	0
Currency/Interest Rate	923	0	0	8	0
Credit	0	0	0	0	0
Equity	51,016	0	0	0	0
Embedded Derivatives	(64,671)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(10,789)	0	0	8	0
Total	$(11,130)	$0	$1,063	$583	$4,736

	Three Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$38	$0	$470	$(152)	$(662)
Total cash flow hedges	38	0	470	(152)	(662)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(425)	0	0	0	0
Currency	(33)	0	0	0	0
Currency/Interest Rate	(30)	0	0	(3)	0
Credit	0	0	0	0	0
Equity	9,855	0	0	0	0
Embedded Derivatives	(13,793)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(4,426)	0	0	(3)	0
Total	$(4,388)	$0	$470	$(155)	$(662)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$57	$0	$951	$(264)	$(2,251)
Total cash flow hedges	57	0	951	(264)	(2,251)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(258)	0	0	0	0
Currency	(115)	0	0	0	0
Currency/Interest Rate	(258)	0	0	(11)	0
Credit	0	0	0	0	0
Equity	11,613	0	0	0	0
Embedded Derivatives	(23,668)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(12,686)	0	0	(11)	0
Total	$(12,629)	$0	$951	$(275)	$(2,251)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$5,246
Amount recorded in AOCI
Currency/Interest Rate	6,033
Total amount recorded in AOCI	6,033
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,297)
Total amount reclassified from AOCI to income	(1,297)
Balance, June 30, 2024	$9,982

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2024 values, it is estimated that a pre-tax gain of $2.4 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2025.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of June 30, 2024 and December 31, 2023.

Counterparty Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to financial derivative transactions with a positive fair value. The Company manages credit risk by entering into derivative transactions with regulated derivatives exchanges for exchange traded derivatives and its affiliate, Prudential Global Funding LLC (“PGF”), related to its over-the-counter ("OTC") derivatives. PGF, in turn, manages its credit risk by: (i) entering into derivative transactions with highly rated major international financial institutions and other creditworthy counterparties governed by master netting agreements, as applicable; (ii) trading through central clearing and OTC parties; (iii) obtaining collateral, such as cash and securities, when appropriate; and (iv) setting limits on single-party credit exposures which are subject to periodic management review.

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

	June 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$49,254	$0	$	$49,254
Obligations of U.S. states and their political subdivisions	0	159,748	0		159,748
Foreign government bonds	0	70,894	0		70,894
U.S. corporate public securities	0	1,329,896	0		1,329,896
U.S. corporate private securities	0	246,544	13,910		260,454
Foreign corporate public securities	0	185,632	0		185,632
Foreign corporate private securities	0	219,734	4,888		224,622
Asset-backed securities(2)	0	41,138	5,550		46,688
Commercial mortgage-backed securities	0	75,888	18,758		94,646
Residential mortgage-backed securities	0	15,029	0		15,029
Subtotal	0	2,393,757	43,106		2,436,863
Market risk benefit assets	0	0	492,491		492,491
Fixed maturities, trading	0	22,215	0		22,215
Equity securities	0	70	4,320		4,390
Short-term investments	0	9,969	0		9,969
Cash equivalents	0	213,488	0		213,488
Other invested assets(3)	0	96,371	0	(71,486)	24,885
Reinsurance recoverables	0	0	127,289		127,289
Receivables from parent and affiliates	0	0	16,606		16,606
Subtotal excluding separate account assets	0	2,735,870	683,812	(71,486)	3,348,196
Separate account assets(4)(5)	0	13,276,552	0		13,276,552
Total assets	$0	$16,012,422	$683,812	$(71,486)	$16,624,748
Market risk benefit liabilities	$0	$0	$492,491	$	$492,491
Policyholders' account balances	0	0	351,030		351,030
Payables to parent and affiliates	0	71,289	0	(71,289)	0
Total liabilities	$0	$71,289	$843,521	$(71,289)	$843,521

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,042	$0	$	$51,042
Obligations of U.S. states and their political subdivisions	0	182,538	0		182,538
Foreign government bonds	0	80,744	0		80,744
U.S. corporate public securities	0	1,350,933	0		1,350,933
U.S. corporate private securities	0	205,814	14,622		220,436
Foreign corporate public securities	0	164,785	0		164,785
Foreign corporate private securities	0	175,849	5,007		180,856
Asset-backed securities(2)	0	18,511	0		18,511
Commercial mortgage-backed securities	0	77,495	19,204		96,699
Residential mortgage-backed securities	0	15,551	0		15,551
Subtotal	0	2,323,262	38,833		2,362,095
Market risk benefit assets	0	0	537,659		537,659
Fixed maturities, trading	0	23,440	0		23,440
Equity securities	0	74	4,541		4,615
Short-term investments	0	3,459	0		3,459
Cash equivalents	24,928	160,330	0		185,258
Other invested assets(3)	0	40,150	0	(40,150)	0
Reinsurance recoverables	0	0	69,745		69,745
Subtotal excluding separate account assets	24,928	2,550,715	650,778	(40,150)	3,186,271
Separate account assets(4)(5)	0	12,914,412	0		12,914,412
Total assets	$24,928	$15,465,127	$650,778	$(40,150)	$16,100,683
Market risk benefit liabilities	$0	$0	$537,659	$	$537,659
Policyholders' account balances	0	0	237,316		237,316
Payables to parent and affiliates	0	50,561	0	(42,247)	8,314
Total liabilities	$0	$50,561	$774,975	$(42,247)	$783,289
(1)“Netting” amounts represent cash collateral of $0.2 million and $(2) million as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes credit-tranched securities collateralized by syndicated bank loans, sub-prime mortgages, auto loans, credit cards, education loans and other asset types.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $3.9 million and $4.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of June 30, 2024 and December 31, 2023, the fair value of such investments was $1,201 million and $1,163 million, respectively.
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

	June 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Corporate securities(2)	$16,647	Discounted cash flow	Discount rate	10.14%	13.68%	12.13%	Decrease
Commercial mortgage-backed securities	$18,758	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(3)	$492,491	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.35%	1.92%		Increase
			Utilization rate(6)	37%	94%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Receivable from parent and affiliates	$16,606	Recent purchase price	Recent purchase price
Liabilities:
Market risk benefit liabilities(3)	$492,491	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.35%	1.92%		Decrease
			Utilization rate(6)	37%	94%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$351,030	Discounted cash flow	Lapse rate(4)	0%	80%		Decrease
			Spread over SOFR(5)	0.35%	1.90%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)
	(in thousands)
Assets:
Commercial mortgage-backed securities	$19,204	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Increase
			Spread over SOFR(5)	0.41%	1.91%		Increase
			Utilization rate(6)	38%	95%		Decrease
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(3)	$537,659	Discounted cash flow	Lapse rate(4)	1%	20%		Decrease
			Spread over SOFR(5)	0.41%	1.91%		Decrease
			Utilization rate(6)	38%	95%		Increase
			Withdrawal rate	See table footnote (7) below.
			Mortality rate(8)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(9)	$237,316	Discounted cash flow	Lapse rate(4)	1%	80%		Decrease
			Spread over SOFR(5)	0.41%	1.85%		Decrease
			Mortality rate(8)	0%	23%		Decrease
			Option budget(10)	(1)%	7%		Increase
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
(5)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(7)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of June 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of June 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

	Three Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$20,056	$(30)	$4,566	$(36)	$0	$(208)	$(5,550)	$0	$0	$18,798	$(29)
Structured securities(4)	19,158	(267)	0	0	0	(133)	5,550	0	0	24,308	(256)
Other assets:
Equity securities	4,478	(159)	1	0	0	0	0	0	0	4,320	(159)
Reinsurance recoverables(5)	96,442	(20,186)	51,033	0	0	0	0	0	0	127,289	(43,624)
Receivables from parent and affiliates	11,117	0	10,179	(4,690)	0	0	0	0	0	16,606	0
Liabilities:
Policyholders' account balances(5)	(297,683)	(6,136)	0	0	(47,211)	0	0	0	0	(351,030)	18,989

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1)	$0	$(284)	$(12)	$0	$0	$(285)
Other assets:
Equity securities	0	(159)	0	0	0	(159)	0
Reinsurance recoverables	(20,186)	0	0	0	(43,624)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(6,136)	0	0	0	18,989	0	0

	Six Months Ended June 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$19,629	$(98)	$5,299	$(87)	$0	$(395)	$(5,550)	$0	$0	$18,798	$(97)
Structured securities(4)	19,204	(220)	0	0	0	(226)	5,550	0	0	24,308	(200)
Other assets:
Equity securities	4,541	(494)	273	0	0	0	0	0	0	4,320	(494)
Reinsurance recoverables(5)	69,745	(25,707)	83,251	0	0	0	0	0	0	127,289	(78,714)
Receivables from parent and affiliates	0	0	21,296	(4,690)	0	0	0	0	0	16,606	0
Liabilities:
Policyholders' account balances(5)	(237,316)	(38,861)	0	0	(74,853)	0	0	0	0	(351,030)	17,517

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1)	$0	$(297)	$(20)	$0	$0	$(297)
Other assets:
Equity securities	0	(494)	0	0	0	(494)	0
Reinsurance recoverables	(25,707)	0	0	0	(78,714)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(38,861)	0	0	0	17,517	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$3,576	$22	$8,995	$0	$0	$(14)	$0	$0	$0	$12,579	$(21)
Structured securities(4)	19,881	82	0	0	0	(125)	0	0	0	19,838	93
Other assets:
Equity securities	4,294	122	0	0	0	0	0	0	0	4,416	122
Reinsurance recoverables(5)	1,357	108	0	0	0	0	0	0	0	1,465	108
Liabilities:
Policyholders' account balances(5)	(127,032)	(13,916)	0	0	(19,555)	0	0	0	0	(160,503)	(9,227)

	Three Months Ended June 30, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$108	$(4)	$0	$0	$72
Other assets:
Equity securities	0	122	0	0	0	122	0
Reinsurance recoverables	108	0	0	0	108	0	0
Liabilities:
Policyholders' account balances	(13,916)	0	0	0	(9,227)	0	0

	Six Months Ended June 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3	Transfers out of Level 3	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$3,803	$(14)	$12,639	$0	$0	$(3,849)	$0	$0	$0	$12,579	$(58)
Structured securities(4)	20,701	(651)	0	0	0	(212)	0	0	0	19,838	(627)
Other assets:
Equity securities	4,291	125	0	0	0	0	0	0	0	4,416	125
Reinsurance recoverables(5)	0	1,465	0	0	0	0	0	0	0	1,465	1,465
Liabilities:
Policyholders' account balances(5)	(108,144)	(24,748)	0	0	(27,611)	0	0	0	0	(160,503)	(22,086)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(648)	$(15)	$0	$0	$(685)
Other assets:
Equity securities	0	125	0	0	0	125	0
Reinsurance recoverables	1,465	0	0	0	1,465	0	0
Liabilities:
Policyholders' account balances	(24,748)	0	0	0	(22,086)	0	0
(1)"Other" includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private securities and foreign corporate private securities.
(4)Includes asset-backed and commercial mortgage-backed securities.
(5)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables are presented net in the rollforward.
(6)Excludes MRB assets of $492 million and $534 million and MRB liabilities of $492 million and $534 million for the periods ended June 30, 2024 and 2023, respectively. See Note 10 for additional information.
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

	June 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$308,009	$308,009	$311,684
Policy loans	0	0	1,118,115	1,118,115	1,118,115
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	5,086	0	0	5,086	5,086
Accrued investment income	0	75,946	0	75,946	75,946
Reinsurance recoverables	0	0	21,733	21,733	23,508
Receivables from parent and affiliates	0	27,812	0	27,812	27,812
Other assets	0	13,735	0	13,735	13,735
Total assets	$6,086	$117,493	$1,447,857	$1,571,436	$1,576,886
Liabilities:
Policyholders’ account balances - investment contracts	$0	$134,885	$30,398	$165,283	$167,058
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	185	0	185	185
Other liabilities	0	47,094	0	47,094	47,094
Total liabilities	$0	$182,164	$30,398	$212,562	$214,337

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$237,993	$237,993	$239,629
Policy loans	0	0	1,115,096	1,115,096	1,115,096
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	1,125	0	0	1,125	1,125
Accrued investment income	0	53,906	0	53,906	53,906
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	24,502	0	24,502	24,502
Other assets	0	4,363	0	4,363	4,363
Total assets	$3,625	$82,771	$1,375,244	$1,461,640	$1,464,658
Liabilities:
Policyholders’ account balances - investment contracts	$0	$148,542	$30,945	$179,487	$180,868
Payables to parent and affiliates	0	1,066	0	1,066	1,066
Other liabilities	0	52,027	0	52,027	52,027
Total liabilities	$0	$201,635	$30,945	$232,580	$233,961
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

6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,008	$311,131	$393,139
Capitalization	9,905	25,878	35,783
Amortization expense	(4,045)	(7,124)	(11,169)
Other(1)	(14)	(2,751)	(2,765)
Balance, end of period	$87,854	$327,134	$414,988
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$15,968	$17,425
Amortization expense	(709)	(740)
Balance, end of period	$15,259	$16,685
Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$0	$0
Amortization expense	(3,994)	0
Other(1)	187,732	0
Balance, end of period	$183,738	$0
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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,860,082	$8,299,099
Fixed Income	3,663,693	3,901,137
Other	752,777	714,176
Other invested assets	1,200,541	1,162,691
Total	$14,477,093	$14,077,103

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
For the six months ended June 30, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	33,003	116,441	149,444
Investment performance	469,983	522,044	992,027
Policy charges	(107,256)	(54,193)	(161,449)
Surrenders and withdrawals	(518,061)	(31,649)	(549,710)
Benefit payments	(3,158)	(19,248)	(22,406)
Net transfers (to) from general account	(11,303)	(16,721)	(28,024)
Other	342	19,766	20,108
Balance, end of period	$8,927,727	$5,549,366	$14,477,093

Cash surrender value(2)	$8,808,210	$5,422,369	$14,230,579

	Six Months Ended June 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	18,998	97,170	116,168
Investment performance	686,380	525,792	1,212,172
Policy charges	(111,432)	(51,014)	(162,446)
Surrenders and withdrawals	(401,647)	(24,808)	(426,455)
Benefit payments	(4,399)	(22,407)	(26,806)
Net transfers (to) from general account(1)	(812)	(878,000)	(878,812)
Other	500	5,067	5,567
Balance, end of period	$9,116,156	$4,650,190	$13,766,346

Cash surrender value(2)	$8,960,507	$4,545,287	$13,505,794
(1) Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 14 for additional information.
(2) Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
8.    LIABILITY FOR FUTURE POLICY BENEFITS

Liability for Future Policy Benefits primarily consists of the following sub-components, which are discussed in greater detail below.

•Benefit Reserves;
•Deferred Profit Liability ("DPL"); and
•Additional Insurance Reserves ("AIR")

In 2024, the Company recognized an impact to net income attributable to our annual reviews and update of assumptions and other refinements. Overall impact is immaterial for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.

In 2023, the Company recognized an impact to net income attributable to the annual reviews and update of assumptions and other refinements. Overall impact is immaterial for direct and assumed Benefit Reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life policies with secondary guarantees.
Benefit Reserves
The balances of and changes in Benefit Reserves as of and for the periods indicated consist of the three tables presented below: Present Value of Expected Net Premiums rollforward, Present Value of Expected Future Policy Benefits rollforward, and Net Liability for Future Policy Benefits.

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(38,462)	(208)	(38,670)
Adjusted balance, beginning of period	1,389,273	(208)	1,389,065
Issuances	48,821	1,370	50,191
Net premiums / considerations collected	(81,111)	(1,162)	(82,273)
Interest accrual	32,319	0	32,319
Balance at original discount rate, end of period	1,389,302	0	1,389,302
Effect of cumulative changes in discount rate assumptions, end of period	(76,791)	0	(76,791)
Balance, end of period	$1,312,511	$0	$1,312,511

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of assumption update	10,368	(241)	10,127
Effect of actual variances from expected experience and other activity	(51,448)	103	(51,345)
Adjusted balance, beginning of period	2,622,811	19,861	2,642,672
Issuances	48,821	1,370	50,191
Interest accrual	63,876	360	64,236
Benefit payments	(69,725)	(1,239)	(70,964)
Other adjustments	(1,100)	1	(1,099)
Balance at original discount rate, end of period	2,664,683	20,353	2,685,036
Effect of cumulative changes in discount rate assumptions, end of period	(158,018)	(1,900)	(159,918)
Balance, end of period	$2,506,665	$18,453	$2,525,118

	Six Months Ended June 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,194,154	$18,453	$1,212,607
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	$1,194,168	$18,453	$1,212,621
Less: Reinsurance recoverables	1,019,156	18,453	1,037,609
Balance after reinsurance recoverables, end of period, post-flooring	$175,012	$0	$175,012

	Six Months Ended June 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(22,641)	(554)	(23,195)
Adjusted balance, beginning of period	1,467,577	(554)	1,467,023
Issuances	39,930	1,953	41,883
Net premiums / considerations collected	(84,676)	(1,399)	(86,075)
Interest accrual	34,182	0	34,182
Balance at original discount rate, end of period	1,457,013	0	1,457,013
Effect of cumulative changes in discount rate assumptions, end of period	(62,821)	0	(62,821)
Balance, end of period	$1,394,192	$0	$1,394,192

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(28,981)	301	(28,680)
Adjusted balance, beginning of period	2,659,970	18,660	2,678,630
Issuances	39,930	1,952	41,882
Interest accrual	64,902	336	65,238
Benefit payments	(90,205)	(1,119)	(91,324)
Other adjustments	(1,090)	0	(1,090)
Balance at original discount rate, end of period	2,673,507	19,829	2,693,336
Effect of cumulative changes in discount rate assumptions, end of period	(111,116)	(1,994)	(113,110)
Balance, end of period	$2,562,391	$17,835	$2,580,226

	Six Months Ended June 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,168,199	$17,835	$1,186,034
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	$1,168,199	$17,835	$1,186,034
Less: Reinsurance recoverables	1,014,262	17,835	1,032,097
Balance after reinsurance recoverables, end of period, post-flooring	$153,937	$0	$153,937
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,004,198	$0
Discounted expected future gross premiums (at original discount rate)	$2,004,170	$0
Discounted expected future gross premiums (at current discount rate)	$1,903,423	$0
Undiscounted expected future benefits and expenses	$4,309,209	$26,237
Interest accrual	$31,557	$360
Gross premiums	$119,827	$1,385
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.24%	3.78%
Weighted-average interest rate (at current discount rate)	5.55%	5.41%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,033,319	$0
Discounted expected future gross premiums (at original discount rate)	$2,038,752	$0
Discounted expected future gross premiums (at current discount rate)	$1,956,995	$0
Undiscounted expected future benefits and expenses	$4,318,149	$25,658
Interest accrual	$30,719	$336
Gross premiums	$120,619	$1,640
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.29%	3.51%
Weighted-average interest rate (at current discount rate)	5.29%	5.25%
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

In the first six months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first six months of 2023, there was a $4 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $4 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,365	$1,684
Effect of assumption update	106	0
Effect of actual variances from expected experience and other activity	(175)	(290)
Adjusted balance, beginning of period	1,296	1,394
Profits deferred	216	231
Interest accrual	26	26
Amortization	(99)	(93)
Balance, end of period, post-flooring	1,439	1,558
Less: Reinsurance recoverables	1,439	1,558
Balance after reinsurance recoverables, end of period	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$986,166	$827,478
Flooring impact and amounts in AOCI	56,487	91,115
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,042,653	918,593
Effect of assumption update	14,446	9,713
Effect of actual variances from expected experience and other activity	(20,939)	(1,422)
Adjusted balance, beginning of period	1,036,160	926,884
Assessments collected(1)	51,631	39,374
Interest accrual	18,050	15,913
Benefits paid	(9,294)	(4,958)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,096,547	977,213
Flooring impact and amounts in AOCI	(190,011)	(74,643)
Balance, including amounts in AOCI, end of period, post-flooring	906,536	902,570
Less: Reinsurance recoverables	877,591	865,078
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$28,945	$37,492
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Interest accrual	$18,050	$15,913
Gross assessments	$125,543	$109,288
Weighted-average duration of the liability in years (at original discount rate)	27	27
Weighted-average interest rate (at original discount rate)	3.38%	3.42%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,212,621	$1,186,034
Deferred profit liability, end of period, post-flooring	1,439	1,558
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	906,536	902,570
Subtotal of amounts disclosed above	2,120,596	2,090,162
Other Future policy benefits reserves(1)	166,887	180,082
Total Future policy benefits	$2,287,483	$2,270,244
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
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2024
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$119,827	$0	$1,385	$121,212
Deferred profit liability	0	0	(74)	(74)
Additional insurance reserves	0	125,543	0	125,543
Total	$119,827	$125,543	$1,311	$246,681

	Six Months Ended June 30, 2023
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$120,619	$0	$1,640	$122,259
Deferred profit liability	0	0	126	126
Additional insurance reserves	0	109,288	0	109,288
Total	$120,619	$109,288	$1,766	$231,673
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$31,557	$0	$360	$31,917
Deferred profit liability	0	0	26	26
Additional insurance reserves	0	18,050	0	18,050
Total	$31,557	$18,050	$386	$49,993

	Six Months Ended June 30, 2023
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$30,719	$0	$336	$31,055
Deferred profit liability	0	0	26	26
Additional insurance reserves	0	15,913	0	15,913
Total	$30,719	$15,913	$362	$46,994
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	2,746	277,028	110,671	390,445
Interest credited	511	9,263	31,603	41,377
Policy charges	(27)	(94)	(73,341)	(73,462)
Surrenders and withdrawals	(3,437)	(20,682)	(63,675)	(87,794)
Benefit payments	(667)	(2,018)	(2,722)	(5,407)
Net transfers (to) from separate account	0	11,303	16,721	28,024
Change in market value and other adjustments(1)	0	30,992	7,868	38,860
Balance, end of period	$34,151	$898,373	$3,055,871	$3,988,395
Unearned revenue reserve				397,781
Other				9,708
Total Policyholders' account balance				$4,395,884

Weighted-average crediting rate	2.95%	2.49%	2.08%	2.16%
Net amount at risk(2)	$0	$0	$34,810,506	$34,810,506
Cash surrender value(3)	$8,413	$874,790	$2,727,690	$3,610,893

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Fixed Annuities(4)	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	2,252	109,262	109,864	221,378
Interest credited	497	3,122	29,248	32,867
Policy charges	(29)	(72)	(72,638)	(72,739)
Surrenders and withdrawals	(4,189)	(19,356)	(52,878)	(76,423)
Benefit payments	(306)	(1,312)	(2,044)	(3,662)
Net transfers (to) from separate account	0	812	878,000	878,812
Change in market value and other adjustments(1)	0	6,776	18,228	25,004
Balance, end of period	$37,631	$426,356	$2,992,460	$3,456,447
Unearned revenue reserve				343,618
Other(4)				9,449
Total Policyholders' account balance				$3,809,514

Weighted-average crediting rate	2.58%	1.66%	2.30%	2.22%
Net amount at risk (2)	$0	$0	$34,019,813	$34,019,813
Cash surrender value(3)	$9,670	$415,466	$2,653,822	$3,078,958
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,049	0	0	0	1,049
2.00% - 2.99%	18,513	0	0	0	18,513
3.00% - 4.00%	7,616	0	0	0	7,616
Greater than 4.00%	0	0	0	0	0
Total	$27,178	$0	$0	$0	$27,178
Variable Annuities
Less than 1.00%	$1,526	$0	$0	$0	$1,526
1.00% - 1.99%	141,337	28,156	1,425	0	170,918
2.00% - 2.99%	1,302	4	0	0	1,306
3.00% - 4.00%	102,806	990	0	0	103,796
Greater than 4.00%	133	0	0	0	133
Total	$247,104	$29,150	$1,425	$0	$277,679
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$27,242	$27,242
1.00% - 1.99%	25,678	0	282,501	201,192	509,371
2.00% - 2.99%	4,123	160,135	174,787	41,555	380,600
3.00% - 4.00%	249,807	238,240	916,083	0	1,404,130
Greater than 4.00%	366,839	0	0	0	366,839
Total	$646,447	$398,375	$1,373,371	$269,989	$2,688,182

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities(2)
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,216	0	0	0	1,216
2.00% - 2.99%	20,069	0	0	0	20,069
3.00% - 4.00%	8,754	0	0	0	8,754
Greater than 4.00%	0	0	0	0	0
Total	$30,039	$0	$0	$0	$30,039
Variable Annuities
Less than 1.00%	$776	$0	$0	$0	$776
1.00% - 1.99%	186,148	1,588	0	0	187,736
2.00% - 2.99%	1,749	0	0	0	1,749
3.00% - 4.00%	122,047	95	0	0	122,142
Greater than 4.00%	128	0	0	0	128
Total	$310,848	$1,683	$0	$0	$312,531
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$602	$602
1.00% - 1.99%	18,813	0	426,351	22,516	467,680
2.00% - 2.99%	3,837	155,149	181,068	27,727	367,781
3.00% - 4.00%	145,807	384,899	920,853	0	1,451,559
Greater than 4.00%	375,429	0	0	0	375,429
Total	$543,886	$540,048	$1,528,272	$50,845	$2,663,051
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
(2)Prior period amounts have been updated to conform to current period presentation.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$370,258	$313,711
Unearned revenue	36,363	37,643
Amortization expense	(8,840)	(7,736)
Balance, end of period	$397,781	$343,618
Less: Reinsurance recoverables	107,077	88,604
Balance after reinsurance recoverables, end of period	$290,704	$255,014

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	51,703	(51,703)	0
Claims paid	(1,393)	1,393	0
Interest accrual	9,967	(9,967)	0
Actual in force different from expected	(1,540)	1,540	0
Effect of changes in interest rates	(77,377)	77,377	0
Effect of changes in equity markets	(97,013)	97,013	0
Effect of assumption update	7,091	(7,091)	0
Issuances	1,708	(1,708)	0
Other adjustments	(409)	409	0
Effect of changes in current period counterparty non-performance risk	0	(15,853)	(15,853)
Balance, end of period, before effect of changes in non-performance risk	294,885	(210,361)	84,524
Effect of cumulative changes in non-performance risk	(84,524)	0	(84,524)
Balance, end of period	$210,361	$(210,361)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	54,681	(54,681)	0
Claims paid	(2,665)	2,665	0
Interest accrual	14,242	(14,242)	0
Actual in force different from expected	4,045	(4,045)	0
Effect of changes in interest rates	(72,247)	72,247	0
Effect of changes in equity markets	(112,568)	112,568	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(10,916)	10,916	0
Effect of changes in current period counterparty non-performance risk	0	(7,141)	(7,141)
Balance, end of period, before effect of changes in non-performance risk	466,264	(310,236)	156,028
Effect of cumulative changes in non-performance risk	(156,028)	0	(156,028)
Balance, end of period	$310,236	$(310,236)	$0
In both 2024 and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

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

The following table presents accompanying information to the rollforward table above.

	June 30, 2024	June 30, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$725,648	$851,082
Weighted-average attained age of contractholders	70	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2024	June 30, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$141,065	$111,810
Ceded	351,426	422,045
Total market risk benefit assets	$492,491	$533,855

Direct and assumed	$351,426	$422,045
Ceded	141,065	111,810
Total market risk benefit liabilities	$492,491	$533,855

Net balance	$0	$0
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

Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life ("GUL") policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of the transactions, the Company recognized a $173 million pre-tax recapture loss and a $188 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.

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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$4,008,552	$3,603,225
Policy loans	(27,031)	(24,518)
Deferred policy acquisition costs	(620,062)	(620,878)
Deferred sales inducements	(33,943)	(35,313)
Market risk benefit assets	351,426	419,715
Other assets	39,645	40,267
Market risk benefit liabilities	141,065	117,944
Other liabilities	1,078,137	412,919
Reinsurance recoverables by counterparty are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Prudential Insurance	$1,299,778	$724,297
PAR U	714,991	1,725,753
PARCC	402,526	432,554
PAR Term	272,725	279,990
Term Re	268,344	275,721
DART	98,060	102,611
Pruco Life	41,765	57,509
PURE	908,822	0
Unaffiliated	1,541	4,790
Total reinsurance recoverables	$4,008,552	$3,603,225

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Premiums:
Direct	$60,240	$61,114	$120,118	$123,697
Ceded	(48,913)	(51,548)	(97,632)	(103,954)
Net premiums	11,327	9,566	22,486	19,743
Policy charges and fee income:
Direct	92,063	88,140	182,503	174,653
Assumed	22,649	0	35,715	0
Ceded(1)	(97,236)	(66,797)	136,399	(139,172)
Net policy charges and fee income	17,476	21,343	354,617	35,481
Net investment income:
Direct	52,048	40,171	102,420	69,057
Ceded	(254)	(197)	(599)	(423)
Net investment income	51,794	39,974	101,821	68,634
Asset administration fees:
Direct	9,089	8,990	18,379	17,766
Ceded	(6,472)	(6,720)	(13,140)	(13,416)
Net asset administration fees	2,617	2,270	5,239	4,350
Other income (loss):
Direct	1,079	272	94	1,417
Ceded	1,746	5	4,057	6
Net other income	2,825	277	4,151	1,423
Realized investment gains (losses), net:
Direct	12,939	(4,796)	14,204	(14,253)
Ceded	(20,389)	179	(25,802)	1,338
Realized investment gains (losses), net	(7,450)	(4,617)	(11,598)	(12,915)
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	13,669	163,290	158,831	149,489
Ceded	(19,157)	(140,421)	(142,978)	(142,348)
Net change in value of market risk benefits, net of related hedging gain (loss)	(5,488)	22,869	15,853	7,141
Policyholders’ benefits (including change in reserves):
Direct	115,572	114,251	222,515	221,588
Assumed	508	0	508	0
Ceded(2)	(92,526)	(98,530)	344,624	(187,528)
Net policyholders’ benefits (including change in reserves)	23,554	15,721	567,647	34,060
Change in estimates of liability for future policy benefits:
Direct	10,091	6,116	19,338	2,199
Ceded	(10,447)	(6,757)	(23,522)	(4,282)
Net change in estimates of liability for future policy benefits	(356)	(641)	(4,184)	(2,083)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest credited to policyholders’ account balances:
Direct	33,305	21,897	63,710	39,919
Ceded	(12,129)	(8,274)	(22,512)	(16,159)
Net interest credited to policyholders’ account balances	21,176	13,623	41,198	23,760
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(30,818)	(34,415)	(93,665)	(67,365)
(1)Includes $(1.2) million and $(1.3) million of unaffiliated activity for the three months ended June 30, 2024 and 2023, respectively, and $(2.5) million for both the six months ended June 30, 2024 and 2023.
(2)Includes $(2.3) million and $(1.9) million of unaffiliated activity for the three months ended June 30, 2024 and 2023, respectively, and (2.3) million and $(1.9) million for the six months ended June 30, 2024 and 2023, respectively.

The gross and net amounts of life insurance face amount in force as of June 30, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$155,166,460	$154,260,673
Reinsurance ceded	(141,826,438)	(139,790,450)
Net life insurance face amount in force	$13,340,022	$14,470,223
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

The Company's income tax provision amounted to an income tax benefit of $(41.2) million, or 35.98% of income (loss) from operations before income taxes in the first six months of 2024, compared to an income tax expense of $3.5 million, or 12.05%, in the first six months of 2023. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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
13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	(85)	(77,579)	12,801	(15,853)	(80,716)
Amounts reclassified from AOCI	0	(851)	0	0	(851)
Income tax benefit (expense)	18	16,470	(2,688)	3,329	17,129
Balance, June 30, 2024	$(1,146)	$(192,077)	$14,482	$66,776	$(111,965)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	171	14,245	(3,118)	(7,141)	4,157
Amounts reclassified from AOCI	0	(684)	0	0	(684)
Income tax benefit (expense)	(78)	(2,806)	654	1,500	(730)
Balance, June 30, 2023	$(1,121)	$(165,631)	$10,040	$123,265	$(33,447)
(1)Includes cash flow hedges of $10 million and $5 million as of June 30, 2024 and December 31, 2023, respectively, and $12 million and $14 million as of June 30, 2023 and December 31, 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$445	$357	$1,297	$744
Net unrealized investment gains (losses) on available-for-sale securities	(346)	(34)	(446)	(60)
Total net unrealized investment gains (losses)(4)	99	323	851	684
Total reclassifications for the period	$99	$323	$851	$684
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$0	$(192,271)	$(52,266)	$79,826	$34,594	$(130,117)
Net investment gains (losses) on investments arising during the period	(3)	(91,069)	0	0	19,125	(71,947)
Reclassification adjustment for (gains) losses included in net income	0	(851)	0	0	179	(672)
Impact of net unrealized investment (gains) losses	0	0	(131,341)	144,834	(2,834)	10,659
Balance, June 30, 2024	$(3)	$(284,191)	$(183,607)	$224,660	$51,064	$(192,077)
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended June 30, 2024 and 2023, and $0.0 million for both the six months ended June 30, 2024 and 2023. The expense charged to the Company for the deferred compensation program was $0.1 million and $0.0 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.2 million for both the three months ended June 30, 2024 and 2023, and $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.3 million for both the six months ended June 30, 2024 and 2023.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $20 million and $12 million for the three months ended June 30, 2024 and 2023, respectively, and $34 million and $20 million for the six months ended June 30, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $4 million for both the three months ended June 30, 2024 and 2023, and $8 million for both the six months ended June 30, 2024 and 2023.

Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,682 million and $2,452 million at June 30, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $7 million and $6 million for the three months ended June 30, 2024 and 2023, respectively, and $13 million and $12 million for the six months ended June 30, 2024 and 2023, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of June 30, 2024 and December 31, 2023, respectively. Interest income related to the policy loan was $11 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $21 million and $5 million for the six months ended June 30, 2024 and 2023, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.6 million for both the three months ended June 30, 2024 and 2023, and $1.3 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $65 million and $58 million of investments in joint ventures as of June 30, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains(losses) of $0.6 million and $(0.4) million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $(0.4) million for the six months ended June 30, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $6 million and $7 million for the three months ended June 30, 2024 and 2023, respectively, and $13 million and $14 million for the six months ended June 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $2 million for the three months ended June 30, 2024 and 2023, respectively, and $5 million and $4 million for the six months ended June 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2024 and December 31, 2023 is as follows:

	Maturity Dates	Interest Rates			June 30, 2024	December 31, 2023
					(in thousands)
U.S. dollar fixed rate notes	2032	0.00%	-	14.85%	$16,607	$0
Total notes receivable - affiliated(1)					$16,607	$0
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

Accrued interest receivable related to these loans was $0.0 million as of both June 30, 2024 and December 31, 2023, and is included in "Accrued investment income". Revenues related to these loans were $0.0 million for both the three months ended June 30, 2024 and 2023, and $0.0 million for both the six months ended June 30, 2024 and 2023, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2024 and for the year ended December 31, 2023.

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0
PURC	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both June 30, 2024 and December 31, 2023.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.0 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively.

Through June 2024 and December 2023, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of June 30, 2024 and December 31, 2023, the outstanding balances on these commitments were $24 million and $20 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million and $0 million as of June 30, 2024 and December 31, 2023, respectively. There was a change in allowance of $0.0 million and $0 million for the three and six months ended June 30, 2024 and June 30, 2023, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of June 30, 2024 and December 31, 2023, $136 million and $135 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2024 or 2023.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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
16.    REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS
Revision to Financial Statements as of and for the Three Months Ended March 31, 2024
The Company identified errors which impacted the previously issued interim Financial Statements for the three months ended March 31, 2024. Certain life insurance reserves and a reinsurance recoverable balance associated with the modified coinsurance agreement with Prudential Insurance were not properly accounted for. Prior period amounts have been revised in the Financial Statements to correct these errors as shown below.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Management assessed the materiality of the misstatements described above on prior period financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250-10, Accounting Changes and Error Corrections ("ASC 250"), and concluded that these misstatements were not material to any prior interim periods. However, management determined it was appropriate to correctly present the financial statements as of and for the three months ended June 30, 2024. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Financial Statements for the three months ended March 31, 2024, will be revised when they are presented within the Quarterly Report on Form 10-Q for the period ended March 31, 2025.

The following are selected line items from the Financial Statements illustrating the effects of these adjustments:
Unaudited Interim Statements of Financial Position

	March 31, 2024
	As Previously Reported	Revision	As Revised
	(in thousands)
ASSETS
Reinsurance recoverables	$4,008,437	$(38,689)	$3,969,748
Income tax assets	133,862	(4,633)	129,229
TOTAL ASSETS	$23,829,953	$(43,322)	$23,786,631
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$2,389,895	$(30,838)	$2,359,057
Other liabilities	1,002,953	(20,008)	982,945
Total liabilities	22,594,779	(50,846)	22,543,933
EQUITY
Total equity	1,235,174	7,524	1,242,698
TOTAL LIABILITIES AND EQUITY	$23,829,953	$(43,322)	$23,786,631
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2024
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$329,584	$7,557	$337,141
Realized investment gains (losses), net	(4,591)	443	(4,148)
TOTAL REVENUES	411,468	8,000	419,468
BENEFITS AND EXPENSES
Policyholders’ benefits	547,458	(3,365)	544,093
General, administrative and other expenses	13,831	(792)	13,039
TOTAL BENEFITS AND EXPENSES	551,898	(4,157)	547,741
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(140,430)	12,157	(128,273)
Income tax expense (benefit)	(53,516)	4,633	(48,883)
NET INCOME (LOSS)	$(86,914)	$7,524	$(79,390)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2023	$381,140	$0	$381,140	$1,368,126	$0	$1,368,126
Comprehensive income (loss):
Net income (loss)	(86,914)	7,524	(79,390)	(86,914)	7,524	(79,390)
Total comprehensive income (loss)	0	0	0	(132,952)	7,524	(125,428)
Balance, March 31, 2024	$294,226	$7,524	$301,750	$1,235,174	$7,524	$1,242,698

Unaudited Interim Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,914)	$7,524	$(79,390)
Policy charges and fee income	(377,781)	(6,192)	(383,973)
Realized investment (gains) losses, net	4,591	(443)	4,148
Change in:
Future policy benefits and other insurance liabilities	98,729	(30,838)	67,891
Reinsurance recoverables	(29,618)	37,048	7,430
Income taxes	(53,545)	4,633	(48,912)
Other, net	464,674	(11,732)	452,942
Cash flows from (used in) operating activities	(18,869)	0	(18,869)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2024, compared with December 31, 2023, and its results of operations for the three and six months ended June 30, 2024 and 2023. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

•Insurance liabilities;
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.2% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to a rate of 3.50% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

Changes in Financial Position

Total assets increased $1.1 billion from $22.9 billion at December 31, 2023 to $24.0 billion at June 30, 2024. Significant components were:
•Reinsurance recoverables increased $0.4 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account assets increased $0.4 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $1.3 billion from $21.5 billion at December 31, 2023 to $22.8 billion at June 30, 2024
•Other liabilities increased $0.6 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE; and
•Separate account liabilities increased $0.4 billion corresponding to the increase in separate account assets, as mentioned above.
Total equity decreased $0.2 billion primarily driven by $0.1 billion in unrealized losses on investments due to rising rates.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $27 million from a gain of $41 million for the three months ended June 30, 2023 to a gain of $14 million for the three months ended June 30, 2024. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $4 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $31 million primarily driven by:
•A loss in Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Six Months Comparison

Income (loss) from operations before income taxes decreased $143 million from income of $29 million for the six months ended June 30, 2023 to a loss of $114 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations decreased $147 million primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Partially offset by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.

Revenues, Benefits and Expenses

Three Months Comparison
Revenues decreased $19 million from $92 million for the three months ended June 30, 2023 to $73 million for the three months ended June 30, 2024. This includes a favorable comparative increase of $1 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues decreased $20 million primarily driven by:
•A loss in Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR.
Benefits and expenses increased $9 million from $50 million for the three months ended June 30, 2023 to $59 million for the three months ended June 30, 2024. This includes a favorable comparative decrease of $3 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses increased $12 million primarily driven by:
•Higher Policyholders' benefits driven by an increase in death benefits.
Six Months Comparison
Revenues increased $369 million from income of $124 million for the six months ended June 30, 2023 to income of $493 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues increased $368 million primarily driven by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Benefits and expenses increased $513 million from $94 million for the six months ended June 30, 2023 to $607 million for the six months ended June 30, 2024. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $516 million primarily driven by:
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2024 and December 31, 2023, the Company had liquid assets of $2,693 million and $2,582 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $230 million and $192 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, $2,338 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of June 30, 2024, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of June 30, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 16, 2024