Form 10-Q
period 2024-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2024-11-08
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 8, 2024, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2024 and December 31, 2023 (in thousands, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2024-$56; 2023-$4) (amortized cost: 2024-$2,800,669; 2023-$2,559,973)	$2,640,670	$2,362,095
Fixed maturities, trading, at fair value (amortized cost: 2024-$24,399; 2023-$25,745)	23,018	23,440
Equity securities, at fair value (cost: 2024-$4,920; 2023-$4,653)	4,720	4,615
Policy loans	1,119,509	1,115,096
Short-term investments	16,754	5,959
Commercial mortgage and other loans (net of $1,503 and $1,162 allowance for credit losses at September 30, 2024 and December 31, 2023, respectively)	368,996	239,629
Other invested assets (includes $21,050 and $4,387 of assets measured at fair value at September 30, 2024 and December 31, 2023, respectively)	212,060	153,885
Total investments	4,385,727	3,904,719
Cash and cash equivalents	362,547	186,383
Deferred policy acquisition costs	430,963	393,139
Accrued investment income	48,373	53,906
Reinsurance recoverables	4,562,898	3,603,225
Receivables from parent and affiliates	58,422	24,502
Income tax assets	92,145	68,079
Market risk benefit assets	527,511	537,659
Other assets	48,510	49,010
Separate account assets	14,941,206	14,077,103
TOTAL ASSETS	$25,458,302	$22,897,725
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$4,644,356	$4,036,184
Future policy benefits	2,587,204	2,398,443
Market risk benefit liabilities	527,511	537,659
Payables to parent and affiliates	4,015	9,380
Other liabilities	1,428,523	470,830
Separate account liabilities	14,941,206	14,077,103
Total liabilities	24,132,815	21,529,599
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	1,032,513
Retained earnings	321,780	381,140
Accumulated other comprehensive income (loss)	(30,806)	(47,527)
Total equity	1,325,487	1,368,126
TOTAL LIABILITIES AND EQUITY	$25,458,302	$22,897,725

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Premiums (includes $47, $183, $117 and $473 of gains from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024 and 2023, respectively)	$11,711	$10,145	$34,197	$29,888
Policy charges and fee income	21,073	17,412	375,690	52,893
Net investment income	56,997	49,359	158,818	117,993
Asset administration fees	2,937	2,349	8,176	6,699
Other income (loss)	4,177	35	8,328	1,458
Realized investment gains (losses), net	(36,690)	16,355	(48,288)	3,440
Change in value of market risk benefits, net of related hedging gain (loss)	(5,333)	40,121	10,520	47,262
TOTAL REVENUES	54,872	135,776	547,441	259,633
BENEFITS AND EXPENSES
Policyholders’ benefits	(3,548)	21,192	564,099	55,252
Change in estimates of liability for future policy benefits	(1,040)	(88)	(5,224)	(2,171)
Interest credited to policyholders’ account balances	19,212	19,429	60,410	43,189
Amortization of deferred policy acquisition costs	5,387	5,420	(14,749)	15,356
General, administrative and other expenses	10,937	12,156	33,439	40,923
TOTAL BENEFITS AND EXPENSES	30,948	58,109	637,975	152,549
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	23,924	77,667	(90,534)	107,084
Income tax expense (benefit)	10,012	8,577	(31,174)	12,121
NET INCOME (LOSS)	$13,912	$69,090	$(59,360)	$94,963
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	269	(172)	184	(1)
Net unrealized investment gains (losses)	111,826	(116,595)	33,396	(103,034)
Interest rate remeasurement of future policy benefits	(14,695)	16,771	(1,894)	13,653
Gain (loss) from changes in non-performance risk on market risk benefits	5,333	(40,121)	(10,520)	(47,262)
Total	102,733	(140,117)	21,166	(136,644)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	21,574	(29,425)	4,445	(28,695)
Other comprehensive income (loss), net of taxes	81,159	(110,692)	16,721	(107,949)
Comprehensive income (loss)	$95,071	$(41,602)	$(42,639)	$(12,986)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2024 and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)(1)			(79,390)		(79,390)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)(1)			(79,390)	(46,038)	(125,428)
Balance, March 31, 2024(1)	2,000	1,032,513	301,750	(93,565)	1,242,698
Comprehensive income (loss):
Net income (loss)			6,118		6,118
Other comprehensive income (loss), net of tax				(18,400)	(18,400)
Total comprehensive income (loss)			6,118	(18,400)	(12,282)
Balance, June 30, 2024	2,000	1,032,513	307,868	(111,965)	1,230,416
Comprehensive income (loss):
Net income (loss)			13,912		13,912
Other comprehensive income (loss), net of taxes				81,159	81,159
Total comprehensive income (loss)			13,912	81,159	95,071
Balance, September 30, 2024	$2,000	$1,032,513	$321,780	$(30,806)	$1,325,487
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for details.

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022(1)	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		175,000			175,000
Comprehensive income (loss):
Net income (loss)			(10,394)		(10,394)
Other comprehensive income (loss), net of tax				37,632	37,632
Total comprehensive income (loss)			(10,394)	37,632	27,238
Balance, March 31, 2023	2,000	950,412	275,039	1,442	1,228,893
Contributed (distributed) capital-parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			36,267		36,267
Other comprehensive income (loss), net of tax				(34,889)	(34,889)
Total comprehensive income (loss)			36,267	(34,889)	1,378
Balance, June 30, 2023	2,000	950,913	311,306	(33,447)	1,230,772
Comprehensive income (loss):
Net income (loss)			69,090		69,090
Other comprehensive income (loss), net of tax				(110,692)	(110,692)
Total comprehensive income (loss)			69,090	(110,692)	(41,602)
Balance, September 30, 2023	$2,000	$950,913	$380,396	$(144,139)	$1,189,170
(1)Prior period amounts reflect the implementation of ASU 2018-12: Targeted Improvements to the Accounting for Long-Duration Contracts.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (in thousands)

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59,360)	$94,963
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(335,497)	(6,269)
Interest credited to policyholders’ account balances	60,410	43,189
Realized investment (gains) losses, net	48,288	(3,440)
Change in value of market risk benefits, net of related hedging (gains) losses	(10,520)	(47,262)
Change in:
Future policy benefits and other insurance liabilities	219,342	222,013
Reinsurance recoverables	(97,893)	(105,373)
Accrued investment income	5,533	(17,656)
Net payables to/receivables from parent and affiliates	32,847	(2,116)
Deferred policy acquisition costs	(74,549)	(29,288)
Income taxes	(28,511)	(193)
Derivatives, net	35,902	10,140
Other, net	377,057	(90,066)
Cash flows from (used in) operating activities	173,049	68,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	86,927	70,451
Fixed maturities, trading	1,346	991
Equity securities	188	208
Policy loans	23,030	23,121
Ceded policy loans	(25,103)	(1,869)
Short-term investments	17,795	10,000
Commercial mortgage and other loans	4,423	5,849
Other invested assets	829	701
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(316,009)	(612,493)
Equity securities	(273)	(57)
Policy loans	(23,661)	(917,244)
Ceded policy loans	2,688	1,679
Short-term investments	(28,521)	(7,500)
Commercial mortgage and other loans	(132,908)	(43,885)
Other invested assets	(44,388)	(11,335)
Notes receivable from parent and affiliates, net	(29,234)	629
Derivatives, net	(47)	(269)
Cash flows from (used in) investing activities	(462,918)	(1,481,023)

	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	788,735	1,421,262
Ceded policyholders’ account deposits	(264,370)	(242,710)
Policyholders’ account withdrawals	(308,204)	(341,452)
Ceded policyholders’ account withdrawals	231,490	202,130
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	0	2,153
Contributed / (return of) capital	0	175,000
Contributed (distributed) capital - parent/child asset transfers	0	634
Drafts outstanding	(6,210)	(6,978)
Other, net	24,592	9,345
Cash flows from (used in) financing activities	466,033	1,219,384
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,164	(192,997)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	186,383	255,767
CASH AND CASH EQUIVALENTS, END OF PERIOD	$362,547	$62,770

Significant Non-Cash Transactions

"Cash flows from (used in) operating activities" for the nine months ended September 30, 2024 excludes certain non-cash activities in the amount of $193 million related to the Company's affiliated reinsurance with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"). See Note 11 for additional information. There were no significant non-cash transactions for the nine months ended September 30, 2023.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of September 30, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	The ASU has no impact on the Company's Financial Statements but will result in expanded disclosures in the Notes to the Financial Statements.
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,893	$2	$492	$0	$51,403
Obligations of U.S. states and their political subdivisions	163,630	395	2,386	0	161,639
Foreign government securities	86,920	305	14,128	0	73,097
U.S. public corporate securities	1,569,846	17,594	138,388	56	1,448,996
U.S. private corporate securities	292,863	6,938	6,091	0	293,710
Foreign public corporate securities	220,756	2,553	20,589	0	202,720
Foreign private corporate securities	255,799	10,980	12,193	0	254,586
Asset-backed securities(1)	44,796	209	575	0	44,430
Commercial mortgage-backed securities	98,585	0	4,063	0	94,522
Residential mortgage-backed securities(2)	15,581	212	226	0	15,567
Total fixed maturities, available-for-sale	$2,800,669	$39,188	$199,131	$56	$2,640,670
(1)Includes credit-tranched securities collateralized by loan obligations and education loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,196	$0	$1,154	$0	$51,042
Obligations of U.S. states and their political subdivisions	184,419	952	2,833	0	182,538
Foreign government securities	95,189	248	14,693	0	80,744
U.S. public corporate securities	1,485,406	13,428	147,901	0	1,350,933
U.S. private corporate securities	227,342	1,978	8,884	0	220,436
Foreign public corporate securities	185,601	1,173	21,989	0	164,785
Foreign private corporate securities	190,545	5,102	14,791	0	180,856
Asset-backed securities(1)	19,440	40	969	0	18,511
Commercial mortgage-backed securities	104,055	0	7,356	0	96,699
Residential mortgage-backed securities(2)	15,780	195	420	4	15,551
Total fixed maturities, available-for-sale	$2,559,973	$23,116	$220,990	$4	$2,362,095
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$51,013	$492	$51,013	$492
Obligations of U.S. states and their political subdivisions	33,225	193	73,124	2,193	106,349	2,386
Foreign government securities	820	4	67,024	14,124	67,844	14,128
U.S. public corporate securities	62,023	908	953,916	137,480	1,015,939	138,388
U.S. private corporate securities	11,004	159	115,138	5,932	126,142	6,091
Foreign public corporate securities	11,319	58	113,583	20,531	124,902	20,589
Foreign private corporate securities	447	1	95,797	12,192	96,244	12,193
Asset-backed securities	350	0	7,904	575	8,254	575
Commercial mortgage-backed securities	0	0	94,522	4,063	94,522	4,063
Residential mortgage-backed securities	26	2	11,183	224	11,209	226
Total fixed maturities, available-for-sale	$119,214	$1,325	$1,583,204	$197,806	$1,702,418	$199,131

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,081	$936	$1,962	$218	$51,043	$1,154
Obligations of U.S. states and their political subdivisions	22,856	186	61,445	2,647	84,301	2,833
Foreign government securities	5,656	91	69,066	14,602	74,722	14,693
U.S. public corporate securities	86,203	1,688	913,776	146,213	999,979	147,901
U.S. private corporate securities	27,883	366	117,409	8,518	145,292	8,884
Foreign public corporate securities	5,029	135	115,462	21,854	120,491	21,989
Foreign private corporate securities	5,007	51	98,159	14,740	103,166	14,791
Asset-backed securities	7,899	914	4,775	55	12,674	969
Commercial mortgage-backed securities	0	0	96,699	7,356	96,699	7,356
Residential mortgage-backed securities	146	2	10,722	418	10,868	420
Total fixed maturities, available-for-sale	$209,760	$4,369	$1,489,475	$216,621	$1,699,235	$220,990

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of September 30, 2024 and December 31, 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance were $196 million and $218 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $3 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2024, the $198 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and finance sectors. As of December 31, 2023, the $217 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities, available-for-sale by contractual maturities, as of the date indicated:

	September 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$70,466	$68,578
Due after one year through five years	475,926	480,352
Due after five years through ten years	379,219	388,213
Due after ten years	1,716,096	1,549,008
Asset-backed securities	44,796	44,430
Commercial mortgage-backed securities	98,585	94,522
Residential mortgage-backed securities	15,581	15,567
Total fixed maturities, available-for-sale	$2,800,669	$2,640,670

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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, available-for-sale for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$5,444	$987	$8,718	$2,820
Proceeds from maturities/prepayments	23,712	28,358	78,189	67,521
Gross investment gains from sales and maturities	163	44	428	49
Gross investment losses from sales and maturities	(1,006)	(44)	(1,510)	(469)
(Addition to) release of allowance for credit losses	155	(1)	(52)	359
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $0.0 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

The following tables set forth the activity in the allowance for credit losses for fixed maturity, available-for-sale securities, as of the dates indicated:

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$209	$0	$0	$2	$211
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	(153)	0	0	(2)	(155)
Balance, end of period	$0	$0	$56	$0	$0	$0	$56

	Three Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$3	$3
Reductions for securities sold during the period	0	0	0	0	0	1	1
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$0	$0	$0	$4	$4

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	(153)	0	0	(6)	(159)
Balance, end of period	$0	$0	$56	$0	$0	$0	$56

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	0	(358)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$4	$4

See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company’s methodology for developing our allowance and expected losses.

For the three months ended September 30, 2024 the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release within the communications sector within corporate securities due to a recovery. For the three months ended September 30, 2023 there was a minimal increase in the allowance for credit loss on available-for-sale securities.

For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communications sector within corporate securities due to adverse projected cash flows. For the nine months ended September 30, 2023, the net decrease in the allowance for credit losses on available for-sale securities was primarily related to a restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2024 and December 31, 2023.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $1.2 million and $(0.2) million during the three months ended September 30, 2024 and 2023, respectively, and $0.9 million and $0.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $0.3 million and $(0.1) million during the three months ended September 30, 2024 and 2023, respectively, and $(0.2) million and $0.0 million during the nine months ended September 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans” as of the dates indicated:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$119,502	32.3%	$71,289	29.6%
Hospitality	13,721	3.7	14,070	5.8
Industrial	120,383	32.5	70,633	29.3
Office	6,831	1.8	8,122	3.4
Other	36,975	10.0	24,587	10.2
Retail	30,411	8.2	23,327	9.7
Total commercial mortgage loans	327,823	88.5	212,028	88.0
Agricultural property loans	42,676	11.5	28,763	12.0
Total commercial mortgage and agricultural property loans	370,499	100.0%	240,791	100.0%
Allowance for credit losses	(1,503)		(1,162)
Total net commercial mortgage and agricultural property loans	$368,996		$239,629

As of September 30, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States (with the largest concentrations in Florida (10%), Washington (9%), California (9%)), and included loans secured by properties in Europe (7%) and Mexico (3%).

The following tables set forth the activity in the allowance for credit losses for commercial mortgage and other loans, as of the dates indicated:

	Three Months Ended September 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,056	$44	$1,100	$622	$53	$675
Addition to (release of) allowance for expected losses	397	6	403	19	0	19
Allowance, end of period	$1,453	$50	$1,503	$641	$53	$694

	Nine Months Ended September 30,
	2024			2023
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,107	$55	$1,162	$405	$3	$408
Addition to (release of) allowance for expected losses	346	(5)	341	236	50	286
Allowance, end of period	$1,453	$50	$1,503	$641	$53	$694

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
See Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about the Company's methodology for developing our allowance and expected losses.

For both the three months ended September 30, 2024 and 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.

For both the nine months ended September 30, 2024 and 2023, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$13,281	$11,361	$19,775	$757	$0	$71,293	$0	$116,467
60%-69.99%	81,263	50,504	15,000	1,962	2,198	19,396	0	170,323
70%-79.99%	10,976	17,883	0	0	0	7,388	0	36,247
80% or greater	0	0	0	0	0	4,786	0	4,786
Total	$105,520	$79,748	$34,775	$2,719	$2,198	$102,863	$0	$327,823
Debt Service Coverage Ratio:
Greater than 1.2x	$101,567	$77,374	$34,775	$2,719	$2,198	$97,970	$0	$316,603
1.0 - 1.2x	3,953	2,374	0	0	0	4,893	0	11,220
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$105,520	$79,748	$34,775	$2,719	$2,198	$102,863	$0	$327,823
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$13,409	$10,993	$1,003	$1,013	$0	$922	$991	$28,331
60%-69.99%	0	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$13,409	$12,993	$13,348	$1,013	$0	$922	$991	$42,676
Debt Service Coverage Ratio:
Greater than 1.2x	$13,409	$12,993	$13,348	$1,013	$0	$922	$991	$42,676
1.0 - 1.2x	0	0	0	0	0	0	0	0
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$13,409	$12,993	$13,348	$1,013	$0	$922	$991	$42,676

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$327,823	$0	$0	$0	$327,823	$0
Agricultural property loans	42,676	0	0	0	42,676	0
Total	$370,499	$0	$0	$0	$370,499	$0
(1)As of September 30, 2024, there were no loans in this category accruing interest.
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

For both the three months ended September 30, 2024 and 2023, there were no commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For the nine months ended September 30, 2024 and 2023, there were $12.6 million and $0.0 million commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2024 and December 31, 2023.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$129,039	$90,107
Hedge funds	54,767	48,488
Real estate-related	7,204	6,965
Subtotal equity method	191,010	145,560
Fair value:
Private equity	191	249
Hedge funds	2	19
Real estate-related	3,569	4,119
Subtotal fair value	3,762	4,387
Total LPs/LLCs	194,772	149,947
Derivative instruments	17,288	0
Other	0	3,938
Total other invested assets	$212,060	$153,885

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Fixed maturities	$30,365	$26,672
Equity securities	92	1
Commercial mortgage and other loans	1,469	948
Policy loans	14,978	25,675
Short-term investments and cash equivalents	1,469	610
Total accrued investment income	$48,373	$53,906

There were no write-downs on accrued investment income for both the three and nine months ended September 30, 2024 and 2023.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$30,979	$27,365	$87,612	$73,676
Fixed maturities, trading	146	154	442	469
Equity securities	91	91	273	273
Commercial mortgage and other loans	4,721	2,149	11,643	5,973
Policy loans	13,387	12,845	39,421	22,935
Other invested assets	4,556	6,525	12,297	12,644
Short-term investments and cash equivalents	4,556	1,345	11,212	5,237
Gross investment income	58,436	50,474	162,900	121,207
Less: investment expenses	(1,439)	(1,115)	(4,082)	(3,214)
Net investment income	$56,997	$49,359	$158,818	$117,993

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Fixed maturities(1)	$(688)	$(1)	$(1,134)	$(61)
Commercial mortgage and other loans	(403)	(19)	(341)	(286)
Other invested assets	(31,144)	0	(31,180)	(14)
Derivatives	(4,460)	16,371	(15,590)	3,742
Short term investments and cash equivalents	5	4	(43)	59
Realized investment gains (losses), net	$(36,690)	$16,355	$(48,288)	$3,440
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2024	December 31, 2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$56	$0
Fixed maturity securities, available-for-sale without an allowance	(159,999)	(197,874)
Derivatives designated as cash flow hedges(1)	3,570	5,246
Other investments	374	357
Net unrealized gains (losses) on investments	$(155,999)	$(192,271)
(1)For more information on cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2024 and December 31, 2023, the Company had no repurchase agreements.

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

	September 30, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$221,257	$7,244	$(6,510)	$169,101	$7,865	$(4,257)
Total Derivatives Designated as Hedge Accounting Instruments:	$221,257	$7,244	$(6,510)	$169,101	$7,865	$(4,257)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$179,200	$1,957	$(2,313)	$88,200	$36	$(2,063)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	41,643	1,340	(776)	39,965	1,563	(597)
Foreign Currency
Foreign Currency Forwards	11,158	1	(273)	9,550	7	(290)
Equity
Total Return Swaps	186,000	9,863	(9,863)	0	0	0
Equity Options	2,292,771	92,716	(76,685)	1,288,555	30,679	(43,354)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$2,710,772	$105,877	$(89,910)	$1,426,270	$32,285	$(46,304)
Total Derivatives(1)(2)	$2,932,029	$113,121	$(96,420)	$1,595,371	$40,150	$(50,561)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $236 million and $168 million as of September 30, 2024 and December 31, 2023, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables".
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables) that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

	September 30, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$113,121	$(95,833)	$17,288	$(11,973)	$5,315
Total Assets	$113,121	$(95,833)	$17,288	$(11,973)	$5,315
Offsetting of Financial Liabilities:
Derivatives	$96,420	$(96,420)	$0	$0	$0
Total Liabilities	$96,420	$(96,420)	$0	$0	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$40,150	$(40,150)	$0	$0	$0
Total Assets	$40,150	$(40,150)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$50,561	$(42,247)	$8,314	$(8,314)	$0
Total Liabilities	$50,561	$(42,247)	$8,314	$(8,314)	$0
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

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$19	$0	$607	$(1,589)	$(6,413)
Total cash flow hedges	19	0	607	(1,589)	(6,413)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(400)	0	0	0	0
Currency	(484)	0	0	0	0
Currency/Interest Rate	(946)	0	0	(21)	0
Credit	0	0	0	0	0
Equity	11,450	0	0	0	0
Embedded Derivatives	(14,099)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(4,479)	0	0	(21)	0
Total	$(4,460)	$0	$607	$(1,610)	$(6,413)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(321)	$0	$1,670	$(1,014)	$(1,676)
Total cash flow hedges	(321)	0	1,670	(1,014)	(1,676)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,276	0	0	0	0
Currency	(217)	0	0	0	0
Currency/Interest Rate	(23)	0	0	(13)	0
Credit	0	0	0	0	0
Equity	62,466	0	0	0	0
Embedded Derivatives	(78,771)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(15,269)	0	0	(13)	0
Total	$(15,590)	$0	$1,670	$(1,027)	$(1,676)

	Three Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(678)	$0	$464	$672	$737
Total cash flow hedges	(678)	0	464	672	737
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(324)	0	0	0	0
Currency	340	0	0	0	0
Currency/Interest Rate	213	0	0	5	0
Credit	0	0	0	0	0
Equity	(5,724)	0	0	0	0
Embedded Derivatives	22,544	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	17,049	0	0	5	0
Total	$16,371	$0	$464	$677	$737

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gain (Loss)	Net Investment Income	Other Income	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(621)	$0	$1,415	$409	$(1,514)
Total cash flow hedges	(621)	0	1,415	409	(1,514)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(582)	0	0	0	0
Currency	225	0	0	0	0
Currency/Interest Rate	(45)	0	0	(6)	0
Credit	0	0	0	0	0
Equity	5,889	0	0	0	0
Embedded Derivatives	(1,124)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	4,363	0	0	(6)	0
Total	$3,742	$0	$1,415	$403	$(1,514)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2023	$5,246
Amount recorded in AOCI
Currency/Interest Rate	(1,341)
Total amount recorded in AOCI	(1,341)
Amount reclassified from AOCI to income
Currency/Interest Rate	(335)
Total amount reclassified from AOCI to income	(335)
Balance, September 30, 2024	$3,570

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2024 values, it is estimated that a pre-tax gain of $2.1 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2025.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2024 and December 31, 2023.

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

	September 30, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,403	$0	$	$51,403
Obligations of U.S. states and their political subdivisions	0	161,639	0		161,639
Foreign government securities	0	73,097	0		73,097
U.S. corporate public securities	0	1,448,996	0		1,448,996
U.S. corporate private securities	0	281,701	12,009		293,710
Foreign corporate public securities	0	202,720	0		202,720
Foreign corporate private securities	0	249,151	5,435		254,586
Asset-backed securities(2)	0	38,824	5,606		44,430
Commercial mortgage-backed securities	0	74,825	19,697		94,522
Residential mortgage-backed securities	0	15,567	0		15,567
Subtotal	0	2,597,923	42,747		2,640,670
Market risk benefit assets	0	0	527,511		527,511
Fixed maturities, trading	0	23,018	0		23,018
Equity securities	0	73	4,647		4,720
Short-term investments	0	15,754	0		15,754
Cash equivalents	0	332,031	0		332,031
Other invested assets(3)	0	113,121	0	(95,833)	17,288
Reinsurance recoverables	0	0	201,559		201,559
Receivables from parent and affiliates	0	0	29,234		29,234
Subtotal excluding separate account assets	0	3,081,920	805,698	(95,833)	3,791,785
Separate account assets(4)(5)	0	13,686,300	0		13,686,300
Total assets	$0	$16,768,220	$805,698	$(95,833)	$17,478,085
Market risk benefit liabilities	$0	$0	$527,511	$	$527,511
Policyholders' account balances	0	0	437,666		437,666
Payables to parent and affiliates	0	96,420	0	(96,420)	0
Total liabilities	$0	$96,420	$965,177	$(96,420)	$965,177

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,042	$0	$	$51,042
Obligations of U.S. states and their political subdivisions	0	182,538	0		182,538
Foreign government securities	0	80,744	0		80,744
U.S. corporate public securities	0	1,350,933	0		1,350,933
U.S. corporate private securities	0	205,814	14,622		220,436
Foreign corporate public securities	0	164,785	0		164,785
Foreign corporate private securities	0	175,849	5,007		180,856
Asset-backed securities(2)	0	18,511	0		18,511
Commercial mortgage-backed securities	0	77,495	19,204		96,699
Residential mortgage-backed securities	0	15,551	0		15,551
Subtotal	0	2,323,262	38,833		2,362,095
Market risk benefit assets	0	0	537,659		537,659
Fixed maturities, trading	0	23,440	0		23,440
Equity securities	0	74	4,541		4,615
Short-term investments	0	3,459	0		3,459
Cash equivalents	24,928	160,330	0		185,258
Other invested assets(3)	0	40,150	0	(40,150)	0
Reinsurance recoverables	0	0	69,745		69,745
Subtotal excluding separate account assets	24,928	2,550,715	650,778	(40,150)	3,186,271
Separate account assets(4)(5)	0	12,914,412	0		12,914,412
Total assets	$24,928	$15,465,127	$650,778	$(40,150)	$16,100,683
Market risk benefit liabilities	$0	$0	$537,659	$	$537,659
Policyholders' account balances	0	0	237,316		237,316
Payables to parent and affiliates	0	50,561	0	(42,247)	8,314
Total liabilities	$0	$50,561	$774,975	$(42,247)	$783,289
(1)“Netting” amounts represent cash collateral of $(0.6) million and $(2) million as of September 30, 2024 and December 31, 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations and education loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $3.8 million and $4.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of September 30, 2024 and December 31, 2023, the fair value of such investments was $1,255 million and $1,163 million, respectively.
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

	September 30, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$15,268	Discounted cash flow	Discount rate	9.68%	12.83%	11.22%	Decrease
Commercial mortgage-backed securities	$19,697	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$527,511	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.37%	1.85%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance Recoverables	$201,559	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.37%	1.84%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$29,234	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$527,511	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.37%	1.85%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$437,666	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.37%	1.85%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Commercial mortgage-backed securities	$19,204	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(4)	$537,659	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.41%	1.91%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$537,659	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.41%	1.91%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$237,316	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.41%	1.85%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Directional impacts for MRB assets and liabilities are associated with the directional impacts of direct and assumed MRBs.
(3)Includes assets classified as fixed maturities available-for-sale.
(4)Market risk benefits primarily represent fair value for all living benefit guarantees including accumulation, withdrawal and income benefits. Since the valuation methodology for these assets and liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2024 and December 31, 2023, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of September 30, 2024 and December 31, 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of September 30, 2024 and December 31, 2023 the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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
(10)Policyholders’ account balances primarily represent general account liabilities for the index-linked interest credited on certain of the Company’s life and annuity products that are accounted for as embedded derivatives. Since the valuation methodology for these liabilities uses a range of inputs that vary at the contract level over the cash flow projection period, presenting a range, rather than a weighted average, is a more meaningful representation of the unobservable inputs used in the valuation.
(11)Option budget estimates the expected long-term cost of options used to hedge exposures associated with equity price and interest rate changes. The level of option budget determines future costs of the options, which impacts the growth in account value and the valuation of embedded derivatives.

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

	Three Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$18,798	$203	$655	$0	$0	$(2,212)	$0	$0	$0	$17,444	$179
Structured securities(4)	24,308	1,092	0	0	0	(97)	0	0	0	25,303	1,093
Other assets:
Equity securities	4,320	327	0	0	0	0	0	0	0	4,647	327
Reinsurance recoverables(5)	127,289	17,856	51,231	0	0	0	5,183	0	0	201,559	(26,796)
Receivables from parent and affiliates	16,606	0	12,628	0	0	0	0	0	0	29,234	0
Liabilities:
Policyholders' account balances(5)	(351,030)	(32,059)	0	0	(54,577)	0	0	0	0	(437,666)	14,303

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1	$0	$1,295	$(1)	$0	$0	$1,272
Other assets:
Equity securities	0	327	0	0	0	327	0
Reinsurance recoverables	17,856	0	0	0	(26,796)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(32,059)	0	0	0	14,303	0	0

	Nine Months Ended September 30, 2024(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$19,629	$105	$5,954	$(87)	$0	$(2,607)	$(5,550)	$0	$0	$17,444	$83
Structured securities(4)	19,204	872	0	0	0	(323)	5,550	0	0	25,303	892
Other assets:
Equity securities	4,541	(167)	273	0	0	0	0	0	0	4,647	(167)
Reinsurance recoverables(5)	69,745	(7,851)	134,482	0	0	0	5,183	0	0	201,559	(105,510)
Receivables from parent and affiliates	0	0	33,924	(4,690)	0	0	0	0	0	29,234	0
Liabilities:
Policyholders' account balances(5)	(237,316)	(70,920)	0	0	(129,430)	0	0	0	0	(437,666)	31,819

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$998	$(21)	$0	$0	$975
Other assets:
Equity securities	0	(167)	0	0	0	(167)	0
Reinsurance recoverables	(7,851)	0	0	0	(105,510)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(70,920)	0	0	0	31,819	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$12,579	$(200)	$5,431	$0	$0	$(53)	$0	$5,550	$(3,763)	$19,544	$(200)
Structured securities(4)	19,838	(843)	0	0	0	(91)	0	0	0	18,904	(835)
Other assets:
Equity securities	4,416	(96)	30	0	0	0	0	0	0	4,350	(96)
Reinsurance recoverables(5)	1,465	14,079	0	0	0	0	0	0	0	15,544	14,079
Liabilities:
Policyholders' account balances(5)	(160,503)	8,155	0	0	(21,279)	0	0	0	0	(173,627)	3,877

	Three Months Ended September 30, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(1,034)	$(9)	$0	$0	$(1,035)
Other assets:
Equity securities	0	(96)	0	0	0	(96)	0
Reinsurance recoverables	14,079	0	0	0	14,079	0	0
Liabilities:
Policyholders' account balances	8,155	0	0	0	3,877	0	0

	Nine Months Ended September 30, 2023(6)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(7)	Transfers out of Level 3(7)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$3,803	$(214)	$18,070	$0	$0	$(3,902)	$0	$5,550	$(3,763)	$19,544	$(258)
Structured securities(4)	20,701	(1,494)	0	0	0	(303)	0	0	0	18,904	(1,462)
Other assets:
Equity securities	4,291	29	30	0	0	0	0	0	0	4,350	29
Reinsurance recoverables(5)	0	15,544	0	0	0	0	0	0	0	15,544	15,544
Liabilities:
Policyholders' account balances(5)	(108,144)	(16,593)	0	0	(48,890)	0	0	0	0	(173,627)	(18,209)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(2)	$0	$(1,682)	$(24)	$0	$0	$(1,720)
Other assets:
Equity securities	0	29	0	0	0	29	0
Reinsurance recoverables	15,544	0	0	0	15,544	0	0
Liabilities:
Policyholders' account balances	(16,593)	0	0	0	(18,209)	0	0
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
(6)Excludes MRB assets of $528 million and $489 million and MRB liabilities of $528 million and $489 million for the periods ended September 30, 2024 and 2023, respectively. See Note 10 for additional information.
(7)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
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

	September 30, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$376,503	$376,503	$368,996
Policy loans	0	0	1,119,509	1,119,509	1,119,509
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	30,516	0	0	30,516	30,516
Accrued investment income	0	48,373	0	48,373	48,373
Reinsurance recoverables	0	0	23,875	23,875	25,147
Receivables from parent and affiliates	0	29,188	0	29,188	29,188
Other assets	0	5,420	0	5,420	5,420
Total assets	$31,516	$82,981	$1,519,887	$1,634,384	$1,628,149
Liabilities:
Policyholders’ account balances - investment contracts	$0	$129,162	$32,134	$161,296	$162,569
Cash collateral for loaned securities	0	0	0	0	0
Payables to parent and affiliates	0	4,015	0	4,015	4,015
Other liabilities	0	66,746	0	66,746	66,746
Total liabilities	$0	$199,923	$32,134	$232,057	$233,330

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$237,993	$237,993	$239,629
Policy loans	0	0	1,115,096	1,115,096	1,115,096
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	1,125	0	0	1,125	1,125
Accrued investment income	0	53,906	0	53,906	53,906
Reinsurance recoverables	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	24,502	0	24,502	24,502
Other assets	0	4,363	0	4,363	4,363
Total assets	$3,625	$82,771	$1,375,244	$1,461,640	$1,464,658
Liabilities:
Policyholders’ account balances - investment contracts	$0	$148,542	$30,945	$179,487	$180,868
Payables to parent and affiliates	0	1,066	0	1,066	1,066
Other liabilities	0	52,027	0	52,027	52,027
Total liabilities	$0	$201,635	$30,945	$232,580	$233,961
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
6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,008	$311,131	$393,139
Capitalization	15,514	41,631	57,145
Amortization expense	(5,773)	(10,800)	(16,573)
Other(1)	(15)	(2,733)	(2,748)
Balance, end of period	$91,734	$339,229	$430,963
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward of DRL balances for variable annuity products, which is the only line of business that contains a DRL balance, along with a reconciliation to the Company's total DRL balance:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$15,968	$17,425
Amortization expense	(1,060)	(1,091)
Other	10	(8)
Balance, end of period	$14,918	$16,326
Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance, beginning of period	$0	$0
Amortization expense	(5,959)	0
Other(1)	187,732	0
Balance, end of period	$181,773	$0
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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within “Future policy benefits” or “Market risk benefit liabilities” (or “assets,” if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Asset Type:
Mutual funds:
Equity	$9,222,646	$8,299,099
Fixed Income	3,683,984	3,901,137
Other	779,670	714,176
Other invested assets	1,254,906	1,162,691
Total	$14,941,206	$14,077,103
For the nine months ended September 30, 2024 and year ended December 31, 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	60,136	185,619	245,755
Investment performance	958,449	816,250	1,774,699
Policy charges	(162,183)	(82,614)	(244,797)
Surrenders and withdrawals	(797,020)	(48,738)	(845,758)
Benefit payments	(7,537)	(30,703)	(38,240)
Net transfers (to) from general account	(19,357)	(38,011)	(57,368)
Other	479	29,333	29,812
Balance, end of period	$9,097,144	$5,844,062	$14,941,206

Cash surrender value(2)	$8,984,658	$5,727,288	$14,711,946

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	31,399	143,987	175,386
Investment performance	375,821	425,803	801,624
Policy charges	(165,745)	(76,929)	(242,674)
Surrenders and withdrawals	(618,886)	(36,759)	(655,645)
Benefit payments	(4,960)	(31,669)	(36,629)
Net transfers (to) from general account(1)	(5,486)	(883,977)	(889,463)
Other	837	14,932	15,769
Balance, end of period	$8,541,548	$4,553,778	$13,095,326

Cash surrender value(2)	$8,397,330	$4,446,055	$12,843,385
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

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(50,258)	(208)	(50,466)
Adjusted balance, beginning of period	1,377,477	(208)	1,377,269
Issuances	73,754	3,124	76,878
Net premiums / considerations collected	(118,830)	(2,916)	(121,746)
Interest accrual	48,583	0	48,583
Balance at original discount rate, end of period	1,380,984	0	1,380,984
Effect of cumulative changes in discount rate assumptions, end of period	(15,631)	0	(15,631)
Balance, end of period	$1,365,353	$0	$1,365,353

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of assumption update	10,368	(241)	10,127
Effect of actual variances from expected experience and other activity	(69,283)	106	(69,177)
Adjusted balance, beginning of period	2,604,976	19,864	2,624,840
Issuances	73,754	3,124	76,878
Interest accrual	96,145	560	96,705
Benefit payments	(109,055)	(1,998)	(111,053)
Other adjustments	(215)	2	(213)
Balance at original discount rate, end of period	2,665,605	21,552	2,687,157
Effect of cumulative changes in discount rate assumptions, end of period	(22,362)	(1,091)	(23,453)
Balance, end of period	$2,643,243	$20,461	$2,663,704

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,277,890	$20,461	$1,298,351
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,277,904	20,461	1,298,365
Less: Reinsurance recoverables	1,087,466	20,461	1,107,927
Balance after reinsurance recoverables, end of period, post-flooring	$190,438	$0	$190,438

	Nine Months Ended September 30, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(40,803)	(554)	(41,357)
Adjusted balance, beginning of period	1,449,415	(554)	1,448,861
Issuances	63,086	2,221	65,307
Net premiums / considerations collected	(124,176)	(1,667)	(125,843)
Interest accrual	50,992	0	50,992
Other adjustments	0	0	0
Balance at original discount rate, end of period	1,439,317	0	1,439,317
Effect of cumulative changes in discount rate assumptions, end of period	(126,071)	0	(126,071)
Balance, end of period	$1,313,246	$0	$1,313,246

	Nine Months Ended September 30, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(52,087)	494	(51,593)
Adjusted balance, beginning of period	2,636,864	18,853	2,655,717
Issuances	63,086	2,221	65,307
Interest accrual	97,133	502	97,635
Benefit payments	(126,337)	(1,851)	(128,188)
Other adjustments	(976)	(50)	(1,026)
Balance at original discount rate, end of period	2,669,770	19,675	2,689,445
Effect of cumulative changes in discount rate assumptions, end of period	(264,111)	(2,578)	(266,689)
Balance, end of period	$2,405,659	$17,097	$2,422,756

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,092,413	$17,097	$1,109,510
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,092,413	17,097	1,109,510
Less: Reinsurance recoverables	951,938	17,097	969,035
Balance after reinsurance recoverables, end of period, post-flooring	$140,475	$0	$140,475
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,014,568	$0
Discounted expected future gross premiums (at original discount rate)	$2,009,087	$0
Discounted expected future gross premiums (at current discount rate)	$1,995,991	$0
Undiscounted expected future benefits and expenses	$4,312,461	$27,898
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.23%	3.92%
Weighted-average interest rate (at current discount rate)	4.93%	4.72%

	Nine Months Ended September 30, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,023,328	$0
Discounted expected future gross premiums (at original discount rate)	$2,029,636	$0
Discounted expected future gross premiums (at current discount rate)	$1,860,012	$0
Undiscounted expected future benefits and expenses	$4,307,813	$25,434
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.28%	3.54%
Weighted-average interest rate (at current discount rate)	6.03%	5.91%
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

In the first nine months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In the first nine months of 2023, there was a $5 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, which was offset by a $4 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,365	$1,684
Effect of assumption update	106	0
Effect of actual variances from expected experience and other activity	(223)	(473)
Adjusted balance, beginning of period	1,248	1,211
Profits deferred	364	338
Interest accrual	39	38
Amortization	(148)	(150)
Other adjustments	1	(2)
Balance, end of period, post-flooring	1,504	1,435
Less: Reinsurance recoverables	1,504	1,435
Balance after reinsurance recoverables, end of period	$0	$0

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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$986,166	$827,478
Flooring impact and amounts in AOCI	56,487	91,115
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,042,653	918,593
Effect of assumption update	14,446	9,713
Effect of actual variances from expected experience and other activity	(6,321)	(9,288)
Adjusted balance, beginning of period	1,050,778	919,018
Assessments collected(1)	74,069	81,628
Interest accrual	27,463	24,165
Benefits paid	(15,059)	(8,004)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,137,251	1,016,807
Flooring impact and amounts in AOCI	(16,618)	(118,817)
Balance, including amounts in AOCI, end of period, post-flooring	1,120,633	897,990
Less: Reinsurance recoverables	1,088,124	858,939
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$32,509	$39,051
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	27	27
Weighted-average interest rate (at original discount rate)	3.41%	3.35%
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,298,365	$1,109,510
Deferred profit liability, end of period, post-flooring	1,504	1,435
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	1,120,633	897,990
Subtotal of amounts disclosed above	2,420,502	2,008,935
Other Future policy benefits reserves(1)	166,702	160,566
Total Future policy benefits	$2,587,204	$2,169,501
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2024
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$177,320	$0	$3,299	$180,619
Deferred profit liability	0	0	(139)	(139)
Additional insurance reserves	0	189,339	0	189,339
Total	$177,320	$189,339	$3,160	$369,819

	Nine Months Ended September 30, 2023
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$176,976	$0	$2,018	$178,994
Deferred profit liability	0	0	249	249
Additional insurance reserves	0	195,775	0	195,775
Total	$176,976	$195,775	$2,267	$375,018
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

	Nine Months Ended September 30, 2024
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$47,561	$0	$560	$48,121
Deferred profit liability	0	0	39	39
Additional insurance reserves	0	27,463	0	27,463
Total	$47,561	$27,463	$599	$75,623

	Nine Months Ended September 30, 2023
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$46,141	$0	$502	$46,643
Deferred profit liability	0	0	38	38
Additional insurance reserves	0	24,165	0	24,165
Total	$46,141	$24,165	$540	$70,846

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	5,456	459,924	166,096	631,476
Interest credited	765	16,126	47,476	64,367
Policy charges	(40)	(172)	(110,124)	(110,336)
Surrenders and withdrawals	(4,827)	(29,403)	(108,291)	(142,521)
Benefit payments	(721)	(2,951)	(338)	(4,010)
Net transfers (to) from separate account	0	19,357	38,011	57,368
Change in market value and other adjustments(1)	0	55,577	15,342	70,919
Balance, end of period	$35,658	$1,111,039	$3,076,918	$4,223,615
Unearned revenue reserve				410,876
Other				9,865
Total Policyholders' account balance				$4,644,356

Weighted-average crediting rate	2.89%	2.52%	2.07%	2.18%
Net amount at risk(2)	$0	$0	$35,095,242	$35,095,242
Cash surrender value(3)	$8,102	$1,089,086	$2,749,470	$3,846,658

	Nine Months Ended September 30, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	2,987	188,144	161,663	352,794
Interest credited	713	5,627	43,469	49,809
Policy charges	(43)	(107)	(109,489)	(109,639)
Surrenders and withdrawals	(5,700)	(27,840)	(82,502)	(116,042)
Benefit payments	(798)	(2,109)	(1,212)	(4,119)
Net transfers (to) from separate account(4)	0	5,486	883,977	889,463
Change in market value and other adjustments(1)	0	6,509	10,351	16,860
Balance, end of period	$36,565	$502,834	$2,990,937	$3,530,336
Unearned revenue reserve				357,354
Other				9,573
Total Policyholders' account balance				$3,897,263

Weighted-average crediting rate	2.50%	1.81%	2.28%	2.22%
Net amount at risk (2)	$0	$0	$34,207,998	$34,207,998
Cash surrender value(3)	$9,207	$480,001	$2,670,457	$3,159,665
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)The net amount at risk calculation includes both general and separate account balances.
(3)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(4) Variable life includes $900 million of funding for a policy loan to affiliated irrevocable trust. See Note 14 for additional information.

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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	893	0	0	0	893
2.00% - 2.99%	20,130	0	0	0	20,130
3.00% - 4.00%	7,367	0	0	0	7,367
Greater than 4.00%	0	0	0	0	0
Total	$28,390	$0	$0	$0	$28,390
Variable Annuities
Less than 1.00%	$2,951	$0	$0	$0	$2,951
1.00% - 1.99%	114,191	50,620	1,534	0	166,345
2.00% - 2.99%	1,279	2	0	0	1,281
3.00% - 4.00%	99,705	861	0	0	100,566
Greater than 4.00%	134	0	0	0	134
Total	$218,260	$51,483	$1,534	$0	$271,277
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$24,484	$24,484
1.00% - 1.99%	27,959	0	285,234	207,376	520,569
2.00% - 2.99%	4,264	162,137	174,910	42,874	384,185
3.00% - 4.00%	252,340	235,856	915,873	0	1,404,069
Greater than 4.00%	365,918	0	0	0	365,918
Total	$650,481	$397,993	$1,376,017	$274,734	$2,699,225

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,041	0	0	0	1,041
2.00% - 2.99%	19,633	0	0	0	19,633
3.00% - 4.00%	8,509	0	0	0	8,509
Greater than 4.00%	0	0	0	0	0
Total	$29,183	$0	$0	$0	$29,183
Variable Annuities
Less than 1.00%	$469	$0	$0	$0	$469
1.00% - 1.99%	182,321	1,580	0	0	183,901
2.00% - 2.99%	1,584	0	0	0	1,584
3.00% - 4.00%	118,128	110	0	0	118,238
Greater than 4.00%	129	0	0	0	129
Total	$302,631	$1,690	$0	$0	$304,321
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$33,731	$33,731
1.00% - 1.99%	19,433	0	400,830	55,056	475,319
2.00% - 2.99%	3,946	154,613	183,835	28,193	370,587
3.00% - 4.00%	240,886	251,629	920,658	0	1,413,173
Greater than 4.00%	373,820	0	0	0	373,820
Total	$638,085	$406,242	$1,505,323	$116,980	$2,666,630
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2024	2023
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$370,258	$313,711
Unearned revenue	54,039	55,483
Amortization expense	(13,421)	(11,840)
Balance, end of period	$410,876	$357,354
Less: Reinsurance recoverables	110,031	92,142
Balance after reinsurance recoverables, end of period	$300,845	$265,212

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	77,254	(77,254)	0
Claims paid	(1,860)	1,860	0
Interest accrual	14,294	(14,294)	0
Actual in force different from expected	(405)	405	0
Effect of changes in interest rates	1,642	(1,642)	0
Effect of changes in equity markets	(143,284)	143,284	0
Effect of assumption update	7,091	(7,091)	0
Issuances	3,228	(3,228)	0
Other adjustments	(400)	400	0
Effect of changes in current period counterparty non-performance risk	0	(10,520)	(10,520)
Balance, end of period, before effect of changes in non-performance risk	359,708	(269,851)	89,857
Effect of cumulative changes in non-performance risk	(89,857)	0	(89,857)
Balance, end of period	$269,851	$(269,851)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	81,802	(81,802)	0
Claims paid	(3,661)	3,661	0
Interest accrual	20,878	(20,878)	0
Actual in force different from expected	6,017	(6,017)	0
Effect of changes in interest rates	(275,862)	275,862	0
Effect of changes in equity markets	(80,411)	80,411	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(10,058)	10,058	0
Effect of changes in current period counterparty non-performance risk	0	(47,263)	(47,263)
Balance, end of period, before effect of changes in non-performance risk	330,397	(214,491)	115,906
Effect of cumulative changes in non-performance risk	(115,906)	0	(115,906)
Balance, end of period	$214,491	$(214,491)	$0
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

The following table presents accompanying information to the rollforward table above.

	September 30, 2024	September 30, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$582,042	$1,099,825
Weighted-average attained age of contractholders	70	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2024	September 30, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$128,830	$137,162
Ceded	398,681	351,653
Total market risk benefit assets	$527,511	$488,815

Direct and assumed	$398,681	$351,653
Ceded	128,830	137,162
Total market risk benefit liabilities	$527,511	$488,815

Net balance	$0	$0
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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Reinsurance recoverables	$4,562,898	$3,603,225
Policy loans	(27,475)	(24,518)
Deferred policy acquisition costs	(619,460)	(620,878)
Deferred sales inducements	(33,303)	(35,313)
Market risk benefit assets	398,681	419,715
Other assets	40,149	40,267
Market risk benefit liabilities	128,830	117,944
Other liabilities	1,364,955	412,919
Reinsurance recoverables by counterparty are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Prudential Insurance	$1,588,340	$724,297
PAR U	836,981	1,725,753
PARCC	405,056	432,554
PAR Term	292,502	279,990
Term Re	297,245	275,721
DART	113,229	102,611
Pruco Life	49,739	57,509
PURE	975,479	0
Unaffiliated	4,327	4,790
Total reinsurance recoverables	$4,562,898	$3,603,225

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Premiums:
Direct	$60,029	$58,019	$180,147	$181,716
Ceded	(48,318)	(47,874)	(145,950)	(151,828)
Net premiums	11,711	10,145	34,197	29,888
Policy charges and fee income:
Direct	96,670	89,010	279,173	263,663
Assumed	9,022	0	44,737	0
Ceded(1)	(84,619)	(71,598)	51,780	(210,770)
Net policy charges and fee income	21,073	17,412	375,690	52,893
Net investment income:
Direct	57,265	49,555	159,685	118,612
Ceded	(268)	(196)	(867)	(619)
Net investment income	56,997	49,359	158,818	117,993
Asset administration fees:
Direct	9,642	9,031	28,021	26,797
Ceded	(6,705)	(6,682)	(19,845)	(20,098)
Net asset administration fees	2,937	2,349	8,176	6,699
Other income (loss):
Direct	2,213	35	2,307	1,452
Ceded	1,964	0	6,021	6
Net other income	4,177	35	8,328	1,458
Realized investment gains (losses), net:
Direct	(23,527)	1,890	(9,323)	(12,363)
Ceded	(13,163)	14,465	(38,965)	15,803
Realized investment gains (losses), net	(36,690)	16,355	(48,288)	3,440
Change in value of market risk benefits, net of related hedging gain (loss):
Direct	(39,273)	162,638	119,558	312,127
Ceded	33,940	(122,517)	(109,038)	(264,865)
Net change in value of market risk benefits, net of related hedging gain (loss)	(5,333)	40,121	10,520	47,262
Policyholders’ benefits (including change in reserves):
Direct	85,234	133,799	307,749	355,387
Assumed	0	0	508	0
Ceded(2)	(88,782)	(112,607)	255,842	(300,135)
Net policyholders’ benefits (including change in reserves)	(3,548)	21,192	564,099	55,252
Change in estimates of liability for future policy benefits:
Direct	11,683	(12,618)	31,021	(10,419)
Ceded	(12,723)	12,530	(36,245)	8,248
Net change in estimates of liability for future policy benefits	(1,040)	(88)	(5,224)	(2,171)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest credited to policyholders’ account balances:
Direct	34,328	28,337	98,038	68,256
Ceded	(15,116)	(8,908)	(37,628)	(25,067)
Net interest credited to policyholders’ account balances	19,212	19,429	60,410	43,189
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(29,702)	(31,432)	(123,367)	(98,797)
(1)Includes $(1.3) million and $(1.2) million of unaffiliated activity for the three months ended September 30, 2024 and 2023, respectively, and $(3.8) million and $(3.7) million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes $0.0 million of unaffiliated activity for both the three months ended September 30, 2024 and 2023, and (2.3) million and $(1.9) million for the nine months ended September 30, 2024 and 2023, respectively.

The gross and net amounts of life insurance face amount in force as of September 30, 2024 and 2023 were as follows:

	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$156,027,156	$154,081,712
Reinsurance ceded	(142,591,118)	(139,657,841)
Net life insurance face amount in force	$13,436,038	$14,423,871
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

Effective January 1, 2024, the Company recaptured the policies previously reinsured by PAR U with effective dates prior to January 1, 2015. Effective January 1, 2024, the Company reinsures 100% of the risks associated with universal life policies with effective dates from January 1, 2015 to December 31, 2019, excluding those policies that are subject to principle-based reserving.

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
12.    INCOME TAXES
The Company uses a full year projected effective tax rate approach to calculate year-to-date taxes. In determining the full year projected tax rate, the Company considers the realizability of deferred tax assets, including those associated with unrealized investment losses, and has determined based upon the weight of available evidence that no valuation allowance is necessary related to unrealized investment losses. In addition, certain items impacting total income tax expense are recorded in the periods in which they occur. The projected effective tax rate is the ratio of projected “Income tax expense (benefit)” divided by projected “Income (loss) from operations before income taxes”. The interim period tax expense (or benefit) is the difference between the year-to-date income tax provision and the amounts reported for the previous interim periods of the fiscal year.

The Company's income tax provision amounted to an income tax benefit of $(31.2) million, or 34.43% of income (loss) from operations before income taxes in the first nine months of 2024, compared to an income tax expense of $12.1 million, or 11.32%, in the first nine months of 2023. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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
13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2024 and 2023, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	184	32,597	(1,894)	(10,520)	20,367
Amounts reclassified from AOCI	0	799	0	0	799
Income tax benefit (expense)	(47)	(7,005)	398	2,209	(4,445)
Balance, September 30, 2024	$(942)	$(103,726)	$2,873	$70,989	$(30,806)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	(1)	(101,892)	13,653	(47,262)	(135,502)
Amounts reclassified from AOCI	0	(1,142)	0	0	(1,142)
Income tax benefit (expense)	(45)	21,682	(2,867)	9,925	28,695
Balance, September 30, 2023	$(1,260)	$(257,738)	$23,290	$91,569	$(144,139)
(1)Includes cash flow hedges of $4 million and $5 million as of September 30, 2024 and December 31, 2023, respectively, and $13 million and $14 million as of September 30, 2023 and December 31, 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(962)	$459	$335	$1,203
Net unrealized investment gains (losses) on available-for-sale securities	(687)	(1)	(1,134)	(61)
Total net unrealized investment gains (losses)(4)	(1,649)	458	(799)	1,142
Total reclassifications for the period	$(1,649)	$458	$(799)	$1,142
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Other Liabilities(3)	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2023	$0	$(192,271)	$(52,266)	$79,826	$34,594	$(130,117)
Net investment gains (losses) on investments arising during the period	56	35,417	0	0	(7,441)	28,032
Reclassification adjustment for (gains) losses included in net income	0	799	0	0	(168)	631
Impact of net unrealized investment (gains) losses	0	0	36,970	(39,846)	604	(2,272)
Balance, September 30, 2024	$56	$(156,055)	$(15,296)	$39,980	$27,589	$(103,726)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.1 million for both the nine months ended September 30, 2024 and 2023. The expense charged to the Company for the deferred compensation program was $0.1 million for both the three months ended September 30, 2024 and 2023, and $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $20 million and $11 million for the three months ended September 30, 2024 and 2023, respectively, and $54 million and $31 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $3 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $11 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,820 million and $2,452 million at September 30, 2024 and December 31, 2023, respectively. Fees related to these COLI policies were $7 million for both the three months ended September 30, 2024 and 2023, and $20 million and $19 million for the nine months ended September 30, 2024 and 2023, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of September 30, 2024 and December 31, 2023, respectively. Interest income related to the policy loan was $11 million and $10 million for the three months ended September 30, 2024 and 2023, respectively, and $32 million and $15 million for the nine months ended September 30, 2024 and 2023, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million for both the three months ended September 30, 2024 and 2023, and $2.0 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $73 million and $58 million of investments in joint ventures as of September 30, 2024 and December 31, 2023, respectively. "Net investment income" related to these ventures includes gains(losses) of $0.8 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $7 million and $6 million for the three months ended September 30, 2024 and 2023, respectively, and $20 million for both the nine months ended September 30, 2024 and 2023. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million for both the three months ended September 30, 2024 and 2023, and $7 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2024 and December 31, 2023 is as follows:

	Maturity Dates	Interest Rates			September 30, 2024	December 31, 2023
					(in thousands)
U.S. dollar fixed rate notes	2032	0.00%	-	14.85%	$29,234	$0
Total notes receivable - affiliated(1)					$29,234	$0
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

Accrued interest receivable related to these loans was $0.5 million and $0.0 million as of September 30, 2024 and December 31, 2023, respectively, and is included in "Accrued investment income". Revenues related to these loans were $0.0 million for both the three months ended September 30, 2024 and 2023, and $0.0 million for both the nine months ended September 30, 2024 and 2023, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

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

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both September 30, 2024 and December 31, 2023.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million and $(0.1) million for the three months ended September 30, 2024 and 2023, respectively, and $0.0 million for both the nine months ended September 30, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively.

Through September 2024 and December 2023, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of September 30, 2024 and December 31, 2023, the outstanding balances on these commitments were $47 million and $20 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million and $0 million as of September 30, 2024 and December 31, 2023, respectively. There was a change in allowance of $0.0 million and $0 million for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of September 30, 2024 and December 31, 2023, $104 million and $135 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2024 or 2023.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and should be read in conjunction with the complete descriptions provided in the Form 10-K.

Regulatory

Variable Products

The Company has received regulatory inquiries and requests for information from state and federal regulators, including subpoenas from the U.S. Securities and Exchange Commission (the “SEC”), concerning the appropriateness of variable product sales and replacement activity. The Company is cooperating with regulators and may become subject to additional regulatory inquiries and other actions related to this matter.

In September 2024, the SEC notified the Company that the SEC has concluded its investigation and is not recommending an enforcement action.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2024
	As Previously Reported	Revision	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$329,584	$7,557	$337,141
Realized investment gains (losses), net	(4,591)	443	(4,148)
TOTAL REVENUES	411,468	8,000	419,468
BENEFITS AND EXPENSES
Policyholders’ benefits	547,458	(3,365)	544,093
General, administrative and other expenses	13,831	(792)	13,039
TOTAL BENEFITS AND EXPENSES	551,898	(4,157)	547,741
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(140,430)	12,157	(128,273)
Income tax expense (benefit)	(53,516)	4,633	(48,883)
NET INCOME (LOSS)	$(86,914)	$7,524	$(79,390)
Unaudited Interim Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
	(in thousands)
Balance, December 31, 2023	$381,140	$0	$381,140	$1,368,126	$0	$1,368,126
Comprehensive income (loss):
Net income (loss)	(86,914)	7,524	(79,390)	(86,914)	7,524	(79,390)
Total comprehensive income (loss)	(86,914)	7,524	(79,390)	(132,952)	7,524	(125,428)
Balance, March 31, 2024	$294,226	$7,524	$301,750	$1,235,174	$7,524	$1,242,698

Unaudited Interim Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Revision	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,914)	$7,524	$(79,390)
Policy charges and fee income	(377,781)	(6,192)	(383,973)
Realized investment (gains) losses, net	4,591	(443)	4,148
Change in:
Future policy benefits and other insurance liabilities	98,729	(30,838)	67,891
Reinsurance recoverables	(29,618)	37,048	7,430
Income taxes	(53,545)	4,633	(48,912)
Other, net	464,674	(11,732)	452,942
Cash flows from (used in) operating activities	(18,869)	0	(18,869)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2024, compared with December 31, 2023, and its results of operations for the three and nine months ended September 30, 2024 and 2023. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
In August 2024, Pruco Life entered into an agreement with Wilton Re to coinsure certain guaranteed universal life policies issued by PLNJ. As part of the transaction, the Company will coinsure the guaranteed universal life policies to Pruco Life, with retrocession by Pruco Life of such liabilities on a coinsurance basis to Wilton Re. The transaction is subject to regulatory approvals and customary closing conditions.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.7% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $2.6 billion from $22.9 billion at December 31, 2023 to $25.5 billion at September 30, 2024. Significant components were:
•Reinsurance recoverables increased $1.0 billion primarily driven by the reinsurance of the Company's guaranteed universal life block to PURE and the reinsurance of indexed annuities to Prudential Insurance;
•Separate account assets increased $0.8 billion primarily driven by favorable equity market performance, partially offset by net outflows; and
•Total investments increased $0.5 billion driven by new sales of general account annuity products.
Total liabilities increased $2.6 billion from $21.5 billion at December 31, 2023 to $24.1 billion at September 30, 2024
•Other liabilities increased $0.9 billion primarily driven by the additional reinsurance of the Company's guaranteed universal life mortality risk ceded to Prudential Insurance and deferred gains associated with the reinsurance of the Company's guaranteed universal life block to PURE and the reinsurance of indexed annuities to Prudential Insurance;
•Separate account liabilities increased $0.8 billion corresponding to the increase in separate account assets, as mentioned above; and
•Policyholders' account balances increased $0.6 billion primarily driven by incremental indexed product sales.
Total equity remained relatively flat.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $54 million from a gain of $78 million for the three months ended September 30, 2023 to a gain of $24 million for the three months ended September 30, 2024 primarily driven by:
•A loss in Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR; and
•Lower Realized investments gains (losses), net from losses on indexed universal life ("IUL") embedded derivatives due to the increase in the present value of future index segment credits from lower rates.
Partially offset by:
•Lower Policyholders' benefits driven by favorable mortality.
Nine Months Comparison
Income (loss) from operations before income taxes decreased $198 million from income of $107 million for the nine months ended September 30, 2023 to a loss of $91 million for the nine months ended September 30, 2024. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $4 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $202 million primarily driven by:
•Higher Policyholders' benefits driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.

Partially offset by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Revenues, Benefits and Expenses

Three Months Comparison
Revenues decreased $81 million from $136 million for the three months ended September 30, 2023 to $55 million for the three months ended September 30, 2024 primarily driven by:
•A loss in Change in value of market risk benefits, net of related hedging gain (loss) from ceded NPR; and
•Lower Realized investments gains (losses), net from losses on indexed universal life ("IUL") embedded derivatives due to the increase in the present value of future index segment credits from lower rates.
Benefits and expenses decreased $27 million from $58 million for the three months ended September 30, 2023 to $31 million for the three months ended September 30, 2024 primarily driven by:
•Lower Policyholders' benefits driven by favorable mortality.
Nine Months Comparison
Revenues increased $287 million from income of $260 million for the nine months ended September 30, 2023 to income of $547 million for the nine months ended September 30, 2024. This includes a favorable comparative increase of $1 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues increased $286 million primarily driven by:
•Higher Policy charges and fee income driven by the reinsurance recapture of the Company's guaranteed universal life insurance policies.
Benefits and expenses increased $485 million from $153 million for the nine months ended September 30, 2023 to $638 million for the nine months ended September 30, 2024. This includes a favorable comparative decrease of $3 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $488 million primarily driven by:
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2024 and December 31, 2023, the Company had liquid assets of $3,048 million and $2,582 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $379 million and $192 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, $2,535 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

As of September 30, 2024, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $11,250 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $8,780 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $2,600 million of debt issued for the purpose of financing Regulation XXX and Guideline AXXX non-economic reserves, of which approximately $700 million relates to Regulation XXX reserves and approximately $1,900 million relates to Guideline AXXX reserves. In addition, as of September 30, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 8, 2024