Form 10-K
period 2024-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2025-03-26
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 26, 2025, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.
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
In August 2024, Pruco Life entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure certain guaranteed universal life ("GUL") policies issued by PLNJ. To effectuate this transaction, the Company coinsured the guaranteed universal life policies to Pruco Life, with retrocession by Pruco Life of such liabilities on a coinsurance basis to Wilton Re. The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 11 to the Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Financial Statements for additional information.

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
•The Prudential MyRock® Advisor New York Variable Annuity, a fee-based variable annuity that offers tax-deferred asset accumulation, annuitization options and an optional return of adjusted purchase payments death benefit that can be purchased for an additional charge.

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

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners
•Financial professionals, including those associated with Prudential Advisors, Prudential's proprietary nationwide sales organization. In August 2023, the Company and LPL Financial Holdings Inc. (“LPL”) announced a strategic relationship, through which the Company will move retail brokerage and investment advisory assets from Prudential Advisors’ current third-party custodian to LPL, and leverage LPL’s broker-dealer and registered investment advisory services. The transition was executed in the fourth quarter of 2024.
  4
We primarily distribute our individual life products through the following three channels:

•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide sales organization.
•Trusted Partnerships, via embedded digital solutions through:
•Credit Unions;
•Mortgage originators;
•Affinities; and
•Digital marketing affiliates/paid media efforts.

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
•Artificial Intelligence
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

DOL Fiduciary Rule

The DOL "fiduciary" rule is a set of regulations establishing a uniform standard of care for investment professionals who provide advice to retirement savers. The rule is designed to ensure that investment professionals who are “fiduciaries” under the rule act in the best interest of their clients. The rule provides, among other things, that fiduciaries may not recommend investments that they own or in which they have a financial interest. The rule also requires fiduciaries to provide clients with certain information about their investment recommendations, including information about fees and risks. Compliance with the DOL fiduciary rule has resulted in increased costs.

In April 2024, the DOL adopted a final rule, which had been proposed in October 2023, titled the “Retirement Security Rule,” and issued final amendments to several prohibited transaction class exemptions (“PTEs”) available to investment advice fiduciaries. Key aspects of the final rule include, among other things: (1) a broader definition of “investment advice fiduciary,” which includes financial service providers who give compensated investment advice to individual retirement account owners, participants in workplace plans such as 401(k)s, and plan officials responsible for administering plans and managing plan assets; and (2) when relying on the amended PTEs, the requirement to comply with various conditions such as providing clients with certain information about their investment recommendations and complying with a best interest standard of care. The amended PTEs allow fiduciaries to engage in certain transactions that would otherwise be prohibited, provided they meet certain conditions designed to protect retirement investors.

The final rule and amended PTEs were scheduled to become effective in September 2024, with a one-year phase in period for certain conditions of the amended PTEs; however, there are pending legal challenges to the rule which could, among other things, delay its implementation in whole or in part. In July 2024, two United States District Courts issued orders staying the effective date of the rule during the pendency of the suits and any appeals.

SEC Regulation Best Interest

In June 2019, the SEC adopted a package of rulemakings and interpretative guidance that, among other things, requires broker-dealers to act in the best interest of retail customers when recommending securities transactions or investment strategies to them. The guidance also clarifies the SEC’s views of the fiduciary duty that investment advisers owe to their clients. The best interest standards became effective on June 30, 2020. The standards apply to recommendations to purchase certain of our products and have resulted in increased compliance costs.
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

State insurance laws and regulations, including the NAIC's Insurance Holding Company Act Model #440, require the Company to file financial statements with the domestic regulators for each insurer, in accordance with accounting practices and procedures prescribed or permitted by the department. The Company’s operations and accounts are subject to financial examination by the domiciliary department at any time. In accordance with Model #440, other states typically defer to the primary domestic supervisor on financial statements and oversight, so long as that domestic supervisor’s state is accredited.

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

Generator of Economic Scenarios (“Generator”). In 2017, the American Academy of Actuaries notified the NAIC that it did not have the resources to maintain its Generator used in regulatory reserve and capital calculations. In 2020, the NAIC selected a third-party vendor to provide, maintain, and support the Generator prescribed for life and annuity statutory reserve and capital calculations. NAIC expects implementation to occur no earlier than 2026. Due to the ongoing nature of the NAIC's activities regarding the Generator, we cannot predict what impact a new Generator may ultimately have on our businesses.

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

Variable Annuities Framework Change. In 2019, the NAIC adopted final revisions to the Valuation Manual (“VM-21”) and risk-based capital instructions to implement a new variable annuity statutory framework for 2020. Changes include: (i) providing more economic reflection of hedging in liability valuations; (ii) eliminating the Standard Scenario and replacing it with the Standard Projection; and (iii) standardizing capital market assumptions and aligning frameworks for total asset requirements and reserves. There was no material impact to our target capital levels from the revised framework. The NAIC may update prescribed assumptions and/or methodologies and will be considering whether the calculation should be a binding requirement or disclosure only.

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

Reinsurance. The NAIC is working on several initiatives related to the use of reinsurance, including asset adequacy testing. Due to the ongoing nature of this work, we cannot predict what, if any, impact these initiatives will have on our businesses.

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
Privacy, Data Protection and Cybersecurity Regulation
We are subject to U.S. federal laws, regulations and directives that require financial institutions and other businesses to protect the security and confidentiality of personal, proprietary, or other non-public information, including intellectual property, health-related and customer information, which they may handle and process, and to notify their customers and other appropriate individuals of their policies and practices relating to the collection, use and disclosure of such information. In addition, we are subject to international data protection and privacy laws, regulations, and directives concerning the safeguarding and protection of personal information, including as such laws relate to the cross border transfer or use of personal information. These laws, regulations and directives also:

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

Regulatory and legislative activity in the areas of privacy, data protection and information and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including in rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the E.U.’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, and the U.K,'s Data Protection Act 2018, confer additional privacy rights on individuals in the E.U. and U.K. and establish significant penalties for violations. Prudential business units (regardless of whether they are located in the E.U.) may be subject to the GDPR when personal data is processed in relation to the offer of goods and services to individuals within the E.U. or if we were to monitor the activities of individuals within the E.U. The E.U.’s Digital Operational Resilience Act came in force in January 2023 became be effective from January 2025. Internationally, a number of countries such as Brazil, India, and Japan have enacted GDPR-like regulations, while others, such as Argentina, are considering such regulations or, in the case of China, have enacted other privacy and data security regulations.

In addition, in the U.S., certain lawmakers in Congress have proposed a number of sweeping privacy laws and amendments to the Gramm-Leach-Bliley Act of 1999 took effect in June 2023. In California, the California Consumer Privacy Act (the “CCPA”) became effective in 2020 and confers numerous privacy rights on individuals, including expanded privacy protections and control over the collection, use and sharing of their personal information, and corresponding obligations on businesses, including requirements to make certain disclosures to California consumers regarding personal information, among other privacy protective measures. Failure to comply with the CCPA risks regulatory fines, and the CCPA grants a private right of action and statutory damages for any unauthorized access and exfiltration, theft, or disclosure of certain types of personal information resulting from a violation of the duty to maintain reasonable security procedures and practices. The California Privacy Rights Act (the “CPRA”), which became operative in January 2023 and amends the CCPA, imposes additional rights and obligations including expanding consumers rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA, the CPRA and their regulations. Additionally, privacy laws in the United States continue to evolve, with states such as Colorado, Connecticut, Utah, and Virginia recently enacting comprehensive privacy and information security laws and regulations similar in scope to the CCPA and CPRA, and which, to the extent they apply, impose compliance obligations applicable to our business. Additional U.S. states are considering similar legislation, and there are ongoing discussions regarding a National Privacy Law. New laws similar to the GDPR and the CCPA are expected to be enacted in coming years in various countries and jurisdictions in which we operate.

In October 2017, the NAIC adopted the Insurance Data Security Model Law. The model law requires that, among other things, insurance companies establish a cybersecurity program and includes specific technical safeguards as well as requirements regarding governance, incident planning, data management, system testing, vendor oversight and regulator notification. The NY DFS adopted a regulation similar to the NAIC effective March 2017, and in November 2023, finalized amendments taking effect from December 2023 through November 2025 to expand their cybersecurity regulation, and include additional and new requirements regarding certification, governance, audit requirements, technology and business continuity, security control and training requirements, and notification obligations. More than 20 U.S. states have either enacted the NAIC Insurance Data Security Model Law or are anticipated to enact it or similar laws in the near future and we expect more states to follow. Such enactments, especially if inconsistent between states or with existing laws and regulations could raise compliance costs or increase the risk of noncompliance, with the attendant risk of being subject to regulatory enforcement actions and penalties, as well as reputational harm. In February 2023, the NAIC released updated model privacy legislation that expressly supersedes the NAIC Insurance Information and Privacy Protection Model Act #670 and the Privacy of Consumer Financial and Health Information Regulation #672, with states beginning to adopt the updated model law in 2024.

The Company is monitoring regulatory guidance and rulemaking in these areas, and may be subject to increased compliance costs and regulatory requirements. For additional information on our cybersecurity risk management and governance, see “Item 1C. Cybersecurity.”

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

The Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), among other provisions, imposes a 15% alternative minimum tax on corporations (“CAMT”) with average applicable financial statement income over $1 billion for any three-year period ending with 2022 or later. This provision is effective in taxable years beginning after December 31, 2022. On September 12, 2024, the U.S. Department of the Treasury and the Internal Revenue Service (IRS) issued proposed regulations providing guidance on the implementation of the CAMT. The proposed regulations address various aspects of the tax, including definitions, adjustments to financial statement income, and applicable reporting requirements. The Company will continue to monitor regulatory updates and assess their potential effects on our tax obligations. The impact of the alternative minimum tax, if any, will vary from year to year based on the relationship of our GAAP income to our taxable income. Prudential Financial and the controlled group of corporations of which the Company is a member has determined that it is an "applicable corporation" to determine if CAMT exceeds the regular federal income tax payable. Prudential Financial has amended its Tax Allocation Agreement, which covers all insurance companies within the US consolidated tax group, to allocate all impacts of the CAMT solely to Prudential Financial. Accordingly, none of the insurance companies in the Prudential Group will be subject to any CAMT impact for reporting purposes.

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
Our Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives to manage market risk and reinsurance treaties to manage insurance risk), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance treaties may also be used to further strategic goals of the Company by facilitating the acquisition or divestiture of a block of business if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, the magnitude of the losses (e.g., replacement costs) will depend on current market conditions and the feasibility (dependent on the complexity) and time requirement of entering a replacement transaction with a new counterparty. Highly bespoke transactions (e.g. strategic reinsurance) may not be replicable with any degree of certainty, possibly causing us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. Losses are likely to be higher under stressed conditions.
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
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from what is expected, for example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also impact our earnings and capital through its impact on estimated future profits.

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

Guarantees within certain of our products, in particular our variable annuities and to a lesser extent certain individual life products, are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position. Certain of our products, particularly our variable annuity products, include guarantees of minimum surrender values or income streams for stated periods or for life, which may be in excess of account values. Certain of our products, particularly our variable annuity and variable life products, include minimum death benefits or “no-lapse guarantees” that guarantee a death benefit as long as the “no-lapse guarantee” premium is paid. Certain of our products, particularly certain index-linked annuity and individual life products, include interest crediting guarantees based on the performance of an index. Downturns in equity markets, increased equity volatility, increased credit spreads, or (as discussed above) reduced interest rates could result in an increase in the valuation of liabilities associated with such guarantees, resulting in increases in reserves and reductions in net income. We use a variety of hedging and risk management strategies, including product features, to mitigate these risks in part and we may periodically change our strategies over time. These strategies may, however, not be fully effective. In addition, we may be unable or may choose not to fully hedge these risks. Hedging instruments may not effectively offset the costs of guarantees or may otherwise be insufficient in relation to our obligations. Hedging instruments also may not change in value correspondingly with associated liabilities due to equity market or interest rate conditions, non-performance risk or other reasons. We may choose to hedge these risks on a basis that does not correspond to their anticipated or actual impact upon our results of operations or financial position under U.S. GAAP. Changes from period to period in the valuation of these policy benefits, and in the amount of our obligations effectively hedged, will result in volatility in our results of operations and financial position under U.S. GAAP and our statutory capital levels. Estimates and assumptions we make in connection with hedging activities may fail to reflect or correspond to our actual long-term exposure from our guarantees. Further, the risk of increases in the costs of our guarantees not covered by our hedging and other capital and risk management strategies may become more significant due to changes in policyholder behavior driven by market conditions or other factors. The above factors, individually or collectively, may have a material adverse effect on our results of operations, financial condition or liquidity.
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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance with funds withheld or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, funds withheld and modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held by the ceding insurer, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Statements of Operations, whereas changes in the fair value of assets are recorded primarily in "Accumulated other comprehensive income".
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
We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:
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

•Nation-state sponsored or affiliated organizations, or politically motivated actors, are engaged in cyber-attacks, not only for monetization purposes, but also to gain information about foreign citizens, businesses and governments, or to influence or cause disruptions in commerce or political affairs. In light of recent geopolitical events, including conflicts in Europe and the Middle East, state-sponsored or affiliated parties and/or their supporters may launch retaliatory cyber-attacks, and may attempt to cause supply chain and other third-party service provider disruptions, or take other geopolitically motivated retaliatory actions that may disrupt our business operations, and/or result in the compromise of our systems or data.
•Increasingly, malicious actors can be in companies’ systems for an extended period of time before being detected. Even if the malicious actors are discovered quickly, it could take considerable additional time for us to determine the scope of compromise, and the extent, amount, and type of information compromised, if any, and to fully contain the malicious actors, remediate and recover.
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or circumvent controls or safeguards for unauthorized purposes. Our increased adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.

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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of artificial intelligence, increase our information security risks and exposure.
The development and adoption of artificial intelligence ("AI"), including generative artificial intelligence (“Generative AI”), and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI and Generative AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI and Generative AI may be misused by us or by such third-parties, and that risk is increased by the relative newness of the technology, the speed at which it is being adopted, and the lack of laws, regulations or standards governing its use. Such misuse could expose the Company to legal or regulatory risk, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI or Generative AI more quickly or more effectively than we do, which could cause competitive harm. Because the Generative AI technology is so new, some of the potential risks of Generative AI are currently unknowable, however, specific risks relating to AI and Generative AI could include, among others:

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
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third-parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We may incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Any compromise or perceived compromise of the security of our systems or data or that of one of our vendors could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, which would harm our business, operating results and financial condition. We may also incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.
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
Changes in accounting rules applicable to our business may also have an adverse impact on our results of operations or financial condition. For a discussion of accounting pronouncements and their potential impact on our business, see Note 2 to the Financial Statements.

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
•Medical Advances. The Company is exposed to the impact of medical advances. The unequal availability of detailed information (e.g., genetic testing) to consumers and insurers can create asymmetrical information and create anti-election risks. Also, technologies that extend lives will challenge our actuarial assumptions particularly related to mortality and longevity risk.
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

•Market conditions and other factors may adversely impact product sales or increase expenses. Examples include:
•A change in market conditions, such as higher inflation and higher interest rates, could cause a change in consumer sentiment and behavior adversely affecting sales and persistency of our savings and protection products. Conversely, low inflation and low interest rates could cause persistency of these products to vary from that anticipated and adversely affect profitability. Similarly, changing economic conditions and unfavorable public perception of financial institutions can influence customer behavior, including increasing claims or surrenders in certain products.
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

Item 1B.  Unresolved Staff Comments
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Because of the size and scope of our business, we are subject to numerous and evolving cybersecurity risks, any of which, if it materializes, could affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors— Operational Risk” for a discussion of such risks.

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

As part of the information security program, we conduct periodic exercises with independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We regularly engage with the broader cybersecurity community and monitor cyber threat information.

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

During the period covered by this Report, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors—Operational Risk” for a discussion of risks related to cybersecurity.

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for, and informing management of, cybersecurity incidents impacting Prudential’s systems. We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The CISO has served in various roles in information technology and information security for over 25 years, including serving as the head of information technology risk at two large public companies. The CISO holds a graduate degree in technology management and has attained the professional certifications of Certified Information Systems Security Professional and Certified Information Privacy Professional.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including exercises and response readiness assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

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
In August 2024, Pruco Life entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure certain guaranteed universal life ("GUL") policies issued by PLNJ. To effectuate this transaction, the Company coinsured the guaranteed universal life policies to Pruco Life, with retrocession by Pruco Life of such liabilities on a coinsurance basis to Wilton Re. The transaction was completed in December 2024 with an effective date of October 1, 2024. See Note 11 to the Financial Statements for additional information.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of GUL policies to Prudential Universal Reinsurance Entity Company ("PURE"), a wholly-owned subsidiary of The Prudential Insurance Company of America ("Prudential Insurance"), with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from Prudential Arizona Reinsurance Universal Company ("PAR U") and subsequently established yearly renewable term ("YRT") reinsurance for the subject GUL business with Prudential Insurance. See Note 11 to the Financial Statements for additional information.
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
Financial and Economic Environment. Interest rates in the U.S. experienced a prolonged period of historically low levels, followed by a sharp rise in 2022 and sustained higher levels in 2023 and 2024. We expect that a continued level of higher interest rates will benefit our results over time. We continue to monitor current market conditions and the impact to our business from slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors”.
Demographics. Individual customer demographics continue to evolve and new opportunities present themselves in different consumer segments such as the millennial and multicultural markets. Consumer expectations and preferences are changing. We believe existing and potential customers are increasingly looking for cost-effective solutions that they can easily understand and access through technology-enabled devices. At the same time, income protection, wealth accumulation and the needs of retiring baby boomers are continuing to shape the insurance industry. A persistent retirement security gap exists in terms of both savings and protection.

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
•For limited-payment contracts, in addition to the liability calculated using the net premium valuation method described above, a deferred profit liability (“DPL”) is established for the amount of gross premiums received in excess of expected net premiums and is amortized into premium income in relation to the discounted expected benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits.
•For certain contract features, such as no-lapse guarantees, a liability is established when associated assessments (which include investment margin on policyholders' account balances deposited to fixed and indexed funds and policy charges for administration, mortality, expense, surrender, and other charges) are recognized. This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (e.g., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date. The liability does not necessarily reflect the full policyholder obligation the Company expects to pay at the conclusion of the contract since a portion of that excess payment would be funded by assessments received in the future and would be recognized in the liability at that time. The reserves are subject to adjustments based on annual reviews of assumptions and quarterly adjustments for experience as described below, including market performance. These adjustments reflect the impact on the benefit ratio of using actual historical experience from the issuance date to the balance sheet date plus updated estimates of future experience. The updated benefit ratio is then applied to all prior periods’ assessments to derive an adjustment to the reserve recognized through a benefit or charge to current period earnings.

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
We perform an annual comprehensive review of the assumptions used for estimating future premiums, benefits, and other cash flows, including reviews related to mortality, morbidity, lapse, surrender, and other contractholder behavior assumptions, and economic assumptions, including expected future rates of returns on investments. The Company generally looks to relevant Company experience as the primary basis for these assumptions. If relevant Company experience is not available or does not have sufficient credibility, the Company may look to experience of similar blocks of business, either elsewhere within the Company or within the industry. As part of this review, we may update these assumptions and make refinements to our models based upon emerging experience, future expectations and other data, including any observable market data we feel is indicative of a long-term trend. The impact on our results from operations of changes in these assumptions can be offsetting and we are unable to predict their movement or impact over time.
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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2024, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.9% near-term mean reversion equity expected rate of return.
With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2024 annual reviews and update of assumptions and other refinements, we increased our long-term expectation of the 10-year U.S. Treasury rate by 25 basis points and now grade to a rate of 3.50% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates. For additional information regarding discount rates used to establish the liability for future policy benefits, see Note 2 to the Financial Statements.

The following paragraph provides additional details about the reserves we have established:
The reserves for future policy benefits as of December 31, 2024, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology, as described above. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio, as described above. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
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
Market Risk Benefits ("MRBs")
Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk. MRBs are primarily related to deferred annuities with guaranteed minimum benefits including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits ("GMIB"), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits ("GMIWB”). The liability (or asset) for MRBs is estimated using a fair value measurement methodology. The fair value of these MRBs is based on assumptions a market participant would use in valuing market risk benefits. On a quarterly basis, the fair value of these MRBs is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s own NPR which is recorded in other comprehensive income ("OCI") for the direct and assumed businesses. However, the change in NPR for the ceded MRBs is recorded in net income. For additional information regarding the valuation of these MRB features, see Note 5 to the Financial Statements.
Inclusive of Policyholders' Account Balances and Market risk benefits, the Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points would result in an increase and a decrease to OCI of $55 million and $60 million, respectively, and an increase and a decrease to net income of $10 million and $15 million, respectively.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2024 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance, including the impacts from the recently completed transactions with Somerset Re and Wilton Re. See Note 11 to the Financial Statements for additional information regarding these reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$0
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$10
Decrease by 1%	$(10)
Lapse(2):
Increase by 10%	$15
Decrease by 10%	$(15)
(1)    "Market risk benefits" impact reflects the net impact of market risk benefit assets and liabilities prior to hedging.
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
In addition, an allowance for credit losses is measured each quarter for available-for-sale fixed maturity securities, and for commercial mortgage and other loans. For additional information regarding our policies in respect to the measurement of credit losses, see Note 2 to the Financial Statements.
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2024 "Income tax expense (benefit)" of $1 million.
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
Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2024. See Note 2 to the Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2024 to 2023 Annual Comparison
Total assets increased $2.5 billion from $22.9 billion at December 31, 2023 to $25.4 billion at December 31, 2024. Significant components were:
•Reinsurance recoverables and deposit receivables increased $1.3 billion primarily driven by the reinsurance of the Company's GUL block to PURE and the reinsurance of indexed annuities to Prudential Insurance;
•Total investments increased $0.7 billion primarily driven by new sales of general account annuity products; and
•Separate account assets increased $0.4 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $2.7 billion from $21.5 billion at December 31, 2023 to $24.2 billion at December 31, 2024. Significant components were:
•Reinsurance payables increased $1.0 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance;
•Policyholders' account balances increased $0.9 billion primarily driven by incremental indexed product sales;
•Separate account liabilities increased $0.4 billion primarily corresponding to the increase in Separate account assets, as mentioned above;
•Other liabilities increased $0.2 billion primarily driven by deferred gains associated with the reinsurance of the Company's GUL block to PURE and Pruco Life, the GUL mortality risk ceded to Prudential Insurance, and the reinsurance of indexed annuities to Prudential Insurance; and
•Future policy benefits increased $0.1 billion primarily due to higher reserves for universal life guarantees and term life products driven by business growth.
Total equity decreased $0.2 billion primarily driven by unrealized losses from rising interest rates of $0.1 billion.
Results of Operations
Income (loss) from Operations before Income Taxes
2024 to 2023 Annual Comparison
Income (loss) from operations before income taxes decreased $158 million from a gain of $108 million in 2023 to a loss of $50 million in 2024. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $4 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) decreased $162 million primarily driven by:
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
Revenues, Benefits and Expenses
2024 to 2023 Annual Comparison
Revenues increased $704 million from $296 million in 2023 to $1,000 million in 2024. This includes a favorable comparative increase of $1 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues increased $703 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses increased $862 million from $189 million in 2023 to $1,051 million in 2024. This includes a favorable comparative decrease of $3 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, the increase was $865 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Income Taxes
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are provided in the following table:

	Years Ended December 31,
	2024	2023	2022
	($ in millions)
Expected federal income tax expense (benefit) at federal statutory rate	$(11)	$23	$(21)
Non-taxable investment income	(6)	(6)	(6)
Tax credits	(3)	(4)	(3)
Other	0	(1)	0
Reported income tax expense (benefit)	$(20)	$12	$(31)
Effective tax rate	39.3%	11.0%	30.6%
Effective Tax Rate
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” Our effective tax rate for fiscal years 2024, 2023 and 2022 was 39.3%, 11.0% and 30.6%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 12 to the Financial Statements.

Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2024, 2023 and 2022. We do not anticipate any significant changes within the next twelve months to our total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.
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
Effective and prudent liquidity and capital management is a priority across the organization. Management monitors the liquidity of the Company on a daily basis and projects borrowing and capital needs over a multi-year time horizon. We use a Risk Appetite Framework (“RAF”) to ensure that all risks taken by the Company align with our capacity and willingness to take those risks. The RAF provides a dynamic assessment of capital and liquidity stress impacts and is intended to ensure that sufficient resources are available to absorb those impacts. We believe that our capital and liquidity resources are sufficient to satisfy the capital and liquidity requirements of the Company.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2024 and 2023, the Company had liquid assets of $2,920 million and $2,582 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $182 million and $192 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, $2,607 million, or 96%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.

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
Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.
As of December 31, 2024, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,000 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7,560 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $15,700 million, of which $13,820 million was outstanding as of December 31, 2023.
As of December 31, 2024, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2024, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2024 and 2023. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2024			December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$2,738	$(220)		$2,386	$(224)
Policy loans		1,119	0		1,115	0
Commercial mortgage and other loans		473	(19)		238	(11)
Derivatives:
Swaps	$1,194	11	(6)	$297	3	3
Options	2,931	37	32	1,289	(13)	10
Forwards	12	1	0	10	0	0
Indexed universal life contracts		(144)	20		(142)	19
Indexed annuity contracts		(362)	5		(95)	(9)
Total embedded derivatives(2)		(506)	25		(237)	10
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		158	5		179	0
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		1,232	93		1,249	102
Market risk benefits(5)		191	132		302	186
Net estimated potential gain			$42			$76
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value.” Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes approximately $6 billion and $5 billion as of December 31, 2024 and 2023, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
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

We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2024 and 2023. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2024			December 31, 2023
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$0	$0		$5	$(1)
Equity-based derivatives(1)	$3,381	37	(94)	$1,289	(13)	(23)
Indexed universal life contracts		(144)	2		(142)	2
Indexed annuity contracts		(362)	73		(95)	20
Total embedded derivatives(1)(2)		(506)	75		(237)	22
Market risk benefits(3)		191	(71)		302	(83)
Net estimated potential loss			$(90)			$(85)
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2024, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
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
March 26, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Pruco Life Insurance Company of New Jersey (the "Company") as of December 31, 2024 and 2023, and the related statements of operations and comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2 and 8 to the financial statements, the Company issues certain life contracts which contain guaranteed benefit features, including no-lapse guarantees. For these contract features, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance. As of December 31, 2024, the additional insurance reserve was $1.13 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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
March 26, 2025

We have served as the Company's auditor since 1996.

Pruco Life Insurance Company of New Jersey
Statements of Financial Position
December 31, 2024 and 2023 (in thousands, except share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2024 – $0; 2023 – $4) (amortized cost: 2024 – $3,024,155; 2023 – $2,559,973)	$2,716,937	$2,362,095
Fixed maturities, trading, at fair value (amortized cost: 2024 – $23,955; 2023 – $25,745)	21,252	23,440
Equity securities, at fair value (cost: 2024 – $353; 2023 – $4,653)	62	4,615
Policy loans	1,118,589	1,115,096
Short-term investments	11,394	5,959
Commercial mortgage and other loans (net of $1,713 and $1,162 allowance for credit losses at December 31, 2024 and 2023, respectively)	477,328	239,629
Other invested assets (includes $55,624 and $4,387 of assets measured at fair value at December 31, 2024 and 2023, respectively)	233,212	153,885
Total investments	4,578,774	3,904,719
Cash and cash equivalents	170,825	186,383
Deferred policy acquisition costs	417,316	393,139
Accrued investment income	60,368	53,906
Reinsurance recoverables and deposit receivables (includes $265,611 and $69,745 of embedded derivatives at fair value at December 31, 2024 and 2023, respectively)(1)	4,929,428	3,622,903
Receivables from parent and affiliates	70,766	24,502
Income tax assets	113,718	68,079
Market risk benefit assets	492,444	537,659
Other assets(1)	76,876	29,332
Separate account assets	14,507,553	14,077,103
TOTAL ASSETS	$25,418,068	$22,897,725
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$4,928,299	$4,036,184
Future policy benefits	2,517,483	2,398,443
Market risk benefit liabilities	492,444	537,659
Reinsurance payables(1)	1,440,264	412,919
Payables to parent and affiliates	462	9,380
Other liabilities(1)	281,973	57,911
Separate account liabilities	14,507,553	14,077,103
Total liabilities	24,168,478	21,529,599
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	1,032,513
Retained earnings	350,494	381,140
Accumulated other comprehensive income (loss)	(135,417)	(47,527)
Total equity	1,249,590	1,368,126
TOTAL LIABILITIES AND EQUITY	$25,418,068	$22,897,725
(1)    Prior period amounts have been reclassified to conform to current period presentation.
See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
REVENUES
Premiums (includes $50, $681 and $169 of gains from changes in estimates of deferred profit liability amortization for the years ended December 31, 2024, 2023 and 2022, respectively	$48,744	$39,553	$33,708
Policy charges and fee income	705,053	59,679	57,734
Net investment income	219,428	166,024	98,392
Asset administration fees	11,235	9,147	8,480
Other income (loss)	15,401	3,576	(2,153)
Realized investment gains (losses), net	(38,990)	(44,310)	13,835
Change in value of market risk benefits, net of related hedging gains (losses)	39,254	62,792	(142,046)
TOTAL REVENUES	1,000,125	296,461	67,950
BENEFITS AND EXPENSES
Policyholders’ benefits	1,014,273	55,503	28,189
Change in estimates of liability for future policy benefits	(6,049)	(2,115)	16,631
Interest credited to policyholders’ account balances	80,868	64,135	47,578
Amortization of deferred policy acquisition costs	(86,524)	20,572	19,290
General, administrative and other expenses	48,047	50,789	56,865
TOTAL BENEFITS AND EXPENSES	1,050,615	188,884	168,553
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(50,490)	107,577	(100,603)
Income tax expense (benefit)	(19,844)	11,870	(30,774)
NET INCOME (LOSS)	$(30,646)	$95,707	$(69,829)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(246)	225	(336)
Net unrealized investment gains (losses)	(84,934)	58,515	(376,485)
Interest rate remeasurement of future policy benefits	13,215	(10,299)	59,867
Gain (loss) from changes in non-performance risk on market risk benefits	(39,254)	(62,792)	142,046
Total	(111,219)	(14,351)	(174,908)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	(23,329)	(3,014)	(36,731)
Other comprehensive income (loss), net of taxes	(87,890)	(11,337)	(138,177)
Comprehensive income (loss)	$(118,536)	$84,370	$(208,006)

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Equity
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2021	$2,000	$450,102	$355,262	$101,987	$909,351
Contributed capital		326,700			326,700
Contributed (distributed) capital- parent/child asset transfers		(1,390)			(1,390)
Comprehensive income (loss):
Net income (loss)			(69,829)		(69,829)
Other comprehensive income (loss), net of tax				(138,177)	(138,177)
Total comprehensive income (loss)			(69,829)	(138,177)	(208,006)
Balance, December 31, 2022	2,000	775,412	285,433	(36,190)	1,026,655
Contributed capital		256,600			256,600
Contributed (distributed) capital- parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			95,707		95,707
Other comprehensive income (loss), net of tax				(11,337)	(11,337)
Total comprehensive income (loss)			95,707	(11,337)	84,370
Balance, December 31, 2023	2,000	1,032,513	381,140	(47,527)	1,368,126
Comprehensive income (loss):
Net income (loss)			(30,646)		(30,646)
Other comprehensive income (loss), net of tax				(87,890)	(87,890)
Total comprehensive income (loss)			(30,646)	(87,890)	(118,536)
Balance, December 31, 2024	$2,000	$1,032,513	$350,494	$(135,417)	$1,249,590

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022 (in thousands)

	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,646)	$95,707	$(69,829)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(19,988)	(9,491)	(3,182)
Interest credited to policyholders’ account balances	80,868	64,135	47,578
Realized investment (gains) losses, net	38,990	44,310	(13,835)
Change in value of market risk benefits, net of related hedging (gains) losses	(39,254)	(62,792)	142,046
Change in:
Future policy benefits and other insurance liabilities	274,314	290,389	422,975
Reinsurance related-balances(1)	(233,018)	(240,564)	(464,359)
Accrued investment income	(7,191)	(28,684)	(2,683)
Net payables to (receivables from) parent and affiliates	17,320	(8,270)	3,073
Deferred policy acquisition costs	(58,050)	(41,264)	(43,130)
Income taxes	(22,310)	2,416	(8,362)
Derivatives, net	44,676	14,217	4,514
Other, net(1)	5,790	(27,599)	(4,022)
Cash flows from (used in) operating activities	51,501	92,510	10,784
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	122,345	114,300	101,647
Fixed maturities, trading	1,790	1,821	6,251
Equity securities	3,771	27	45
Policy loans	30,675	30,698	28,786
Ceded policy loans	(25,627)	(2,198)	(1,687)
Short-term investments	23,300	12,000	9,997
Commercial mortgage and other loans	6,881	10,772	18,108
Other invested assets	26,220	2,288	3,014
Notes receivable from parent and affiliates(1)	0	642	1
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(586,350)	(681,930)	(335,123)
Equity securities	(273)	(57)	(182)
Policy loans	(33,087)	(926,073)	(21,782)
Ceded policy loans	8,243	3,058	2,033
Short-term investments	(28,658)	(10,949)	(7,000)
Commercial mortgage and other loans	(246,288)	(102,277)	(51,654)
Other invested assets	(54,690)	(16,146)	(16,508)
Notes receivable from parent and affiliates(1)	(30,135)	(13)	(37)
Derivatives, net	942	458	3,806
Other, net	0	0	4,053

	2024	2023	2022
Cash flows from (used in) investing activities	(780,941)	(1,563,579)	(256,232)
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,116,501	1,592,494	496,074
Ceded policyholders’ account deposits	(342,609)	(319,300)	(313,962)
Policyholders’ account withdrawals	(380,486)	(408,084)	(384,210)
Ceded policyholders’ account withdrawals	309,633	265,027	240,291
Contributed capital	0	255,000	325,400
Contributed (distributed) capital - parent/child asset transfers	0	634	(1,759)
Drafts outstanding	(4,138)	202	5,501
Other, net	14,981	15,712	(2,436)
Cash flows from (used in) financing activities	713,882	1,401,685	364,899
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,558)	(69,384)	119,451
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	186,383	255,767	136,316
CASH AND CASH EQUIVALENTS, END OF YEAR	$170,825	$186,383	$255,767
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net	$2,466	$9,454	$(22,412)
Interest paid	$0	$156	$0
(1)    Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions During The Year
2024
"Cash flows from (used in) operating activities" and "Cash flows from (used in) investing activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amounts of $753 million primarily related to reinsurance recoverables and $(642) million related to invested asset transfers, respectively. These are related to the recapture of the risks associated with the business that had previously been reinsured with the affiliate, Prudential Arizona Reinsurance Universal Company ("PAR U"), effective October 1, 2024. The transaction also resulted in "Cash flows from (used in) operating activities" and "cash flows from (used in) investing activities" for the year ended December 31, 2024, to exclude certain non-cash activities in the amounts of $(724) million primarily related to reinsurance recoverables and $642 million primarily related to invested asset transfers, respectively. These are related to the reinsurance with the affiliate, Pruco Life Insurance Company ("Pruco Life"), effective October 1, 2024. See Note 11 for additional information.
"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain net non-cash activities in the amount of $(24) million related to the affiliated reinsurance transaction with Prudential Arizona Reinsurance Captive Company ("PARCC"), effective October 1, 2024. See Note 11 for additional information.
"Cash flows from (used in) operating activities" for the year ended December 31, 2024 excludes certain non-cash activities in the amount of $193 million related to the affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"), effective January 1, 2024. See Note 11 for additional information.
2023 and 2022
There were no significant non-cash transactions for the years ended December 31, 2023 and 2022.
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

Segment Information

Although there are separate products within PLNJ, the Company is organized as a single reportable segment and manages the business activities on a total entity basis. The accounting policies are the same as those described in Note 2.

The company analyzes operating performance using “Income (loss) from operations before income taxes”, as determined in accordance with U.S. GAAP. This is the measure of profit or loss used by the Company’s chief operating decision maker to evaluate performance and allocate resources. The measure of segment assets is reported as “Total Assets” on the Statements of Financial Position. Segment revenue is reported as “Total Revenues” on the Statements of Operations and Comprehensive Income (Loss). As the Company has one reportable segment, there are no intersegment revenues. The Company discloses all significant expense categories separately on the Statements of Operations and Comprehensive Income (Loss).

The Company’s chief operating decision maker is a group of Prudential Financial executives that include the chief financial officer, controller, treasurer, and business leaders, which include the Company’s chief executive officer and chief financial officer. Overall business decisions for the Company are made by this group of executives. Such business decisions include the allocation of capital, distribution/sale of products, and allocation/deployment of overall Prudential Financial resources.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Revision to Prior Period Interim Financial Statements

The Company identified misstatements in the previously issued interim Financial Statements for the three months ended March 31, 2024. Prior period amounts have been revised in the Financial Statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Financial Statements. See Note 17 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.
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

AFS debt securities, where fair value is below amortized cost, are reviewed quarterly to determine whether the amortized cost basis of the security is recoverable. For mortgage-backed and asset-backed AFS debt securities, a credit impairment will be recognized in earnings as an allowance for credit losses and reported in “Realized investment gains (losses), net,” to the extent the amortized cost exceeds the net present value of projected future cash flows (the “net present value”) for the security. A credit impairment recorded cannot exceed the difference between the amortized cost and fair value of the respective security. The net present value used to measure a credit impairment is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the AFS debt security at the date of acquisition. Once the Company has deemed all or a portion of the amortized cost uncollectible, the allowance is removed from the balance sheet by writing down the amortized cost basis of the AFS debt security. Any amount of an AFS debt security’s change in fair value not recorded as an allowance for credit losses will be recorded in Other Comprehensive Income (loss) (“OCI”).

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

When an AFS debt security's fair value is below amortized cost and the Company has the intent to sell the AFS debt security, or it is more likely than not the Company will be required to sell the AFS debt security before its anticipated recovery, the amortized cost basis of the AFS debt security is written down to fair value and any previously recognized allowance is reversed. The write-down is reported in "Realized investment gains (losses), net".

Interest income, including amortization of premium and accretion of discount, are included in “Net investment income” under the effective yield method. Prepayment premiums are also included in “Net investment income”.

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

The allowance is calculated separately for commercial mortgage loans, agricultural mortgage loans and other collateralized loans. For commercial mortgage and agricultural mortgage loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

The CECL allowance for other collateralized loans carried at amortized cost is determined based on probability of default and loss given default assumptions by sector, credit quality and average lives of the loans. Additions to or releases of the allowance are reported in “Realized investment gains (losses), net.”

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Commercial mortgage and other loans are occasionally restructured. These restructurings generally include one or more of the following: full or partial payoffs outside of the original contract terms; changes to interest rates; extensions of maturity; or additions or modifications to covenants. Additionally, the Company may accept assets in full or partial satisfaction of the debt. Effective January 1, 2023, the Company adopted Accounting Standard Update ("ASU") 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure, on a prospective basis. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) for creditors and requires all loan restructurings to follow the modification guidance in ASC 310-20.

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

Cash and cash equivalents includes cash on hand, amounts due from banks, certain money market investments, funds managed similar to regulated money market funds, other debt instruments with maturities of three months or less when purchased, other than cash equivalents that are included in "Fixed maturities, available-for-sale, at fair value,” and receivables related to securities purchased under agreements to resell (see also "Securities sold under agreements to repurchase" below.) The Company also engages in overnight borrowing and lending of funds with Prudential Financial and affiliates which are considered cash and cash equivalents. These assets are generally carried at fair value or amortized cost which approximates fair value.

Deferred policy acquisition costs ("DAC") represents costs directly related to the successful acquisition of new and renewal insurance and annuity business. Such DAC primarily includes commissions, costs of policy issuance and underwriting, and certain other expenses that are directly related to successfully acquired contracts. In each reporting period, previously capitalized DAC is amortized and included in “Amortization of deferred policy acquisition costs”. Upon the adoption of ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, the carrying amount of DAC for long-duration contracts is no longer subject to recoverability testing.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

DAC for most long-duration contracts is amortized on a constant-level basis at a grouped contract level over the expected life of the underlying insurance contracts. Contracts are grouped consistent with the groupings used to estimate the liability for future policy benefits (or other related balances) for the corresponding contracts. Since contracts within a grouping may be of different sizes, contracts within a group are weighted to achieve appropriate amortization and to ensure that DAC is derecognized when a policy is no longer in force. The constant-level basis used to weight contracts within a grouping and amortize DAC is generally defined as follows:

•Life insurance contracts – DAC associated with life insurance contracts is generally amortized in proportion to the initial face amount of life insurance in force. This is applicable to traditional and universal life insurance products.
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

Reinsurance recoverables and deposit receivables includes amounts recoverable under reinsurance agreements and receivables that follow the deposit method of accounting (see “Reinsurance” below).

Market risk benefit assets represents market risk benefits ("MRBs") in an asset position and are presented separately from MRBs in a liability position. See “Market risk benefit liabilities” below. MRB assets also reflect ceded MRBs resulting from reinsurance of the Company's Prudential Defined Income ("PDI") traditional variable annuity contracts. See Note 11 for additional information regarding the reinsurance of PDI.

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

U.S. GAAP prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. The application of this guidance is a two-step process. First, the Company determines whether it is more likely than not, based on the technical merits, that the tax position will be sustained upon examination. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. The Company measures the tax position as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate resolution with a taxing authority that has full knowledge of all relevant information. This measurement considers the amounts and probabilities of the outcomes that could be realized upon ultimate settlement using the facts, circumstances, and information available at the reporting date.

The Company accrues a liability for unrecognized tax benefits, interest and penalties which relate to tax years still subject to review by the Internal Revenue Service (“IRS”) or other taxing jurisdictions. Audit periods remain open for review until the statute of limitations has passed. Generally, for tax years which produce net operating losses, capital losses or tax credit carryforwards (“tax attributes”), the statute of limitations does not close, to the extent of these tax attributes, until the expiration of the statute of limitations for the tax year in which they are fully utilized. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company classifies all interest and penalties related to tax uncertainties as income tax expense. See Note 12 for additional information regarding income taxes.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Other assets consists primarily of deferred reinsurance losses ("DRL") (see "Reinsurance" below) which are amortized over the expected life of the reinsured contracts on a constant-level basis and premiums due.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums are determined to be insufficient to provide for expected future policy benefits and non-level claim settlement expenses, the NTG ratio is capped at 100%. In these instances, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately. While the liability for future policy benefits cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”), the NTG ratio may be negative. This would be the case whereby conditions have improved such that the present value of future net premiums plus the existing liability for future policy benefits as of the valuation date exceed the present value of expected future policy benefits and non-level claim settlement expenses. In this case, the negative NTG ratio would be applied going forward to gross premiums received, effectively amortizing the gain into income and reducing the liability over time.

In addition, for limited-payment contracts, the liability for future policy benefits also includes a Deferred Profit Liability ("DPL") representing gross premiums received in excess of net premiums and is generally recognized in revenue in a constant relationship with insurance in force for life contracts or with the amount of expected future benefit payments for annuity contracts. The DPL is subject to a retrospective unlocking adjustment consistent with the liability for future policy benefits discussed above. The DPL cannot be less than zero (i.e., a contra-liability) at the cohort level and thus the balance is floored at zero (i.e., “flooring”).

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

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States is developed using government bond rates plus public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s definition which includes the spectrum of A (i.e., A- to A+). Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. See “Annual Assumptions Review” below for further discussion regarding the Company’s long-term economic assumption setting process.

The Company’s liability for future policy benefits also includes net liabilities for guaranteed benefits related to certain long-duration life contracts, such as no-lapse guarantee contract features (Additional Insurance Reserves or "AIR" liability), for which a liability is established when associated assessments are recognized (which include investment margin on policyholders' account balances deposited to fixed and indexed funds and all policy charges including charges for administration, mortality, expense, surrender, and other charges). This liability is established using current best estimate assumptions and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). Any adjustments to this liability related to net unrealized gains (losses) on securities classified as available-for-sale are included in AOCI.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves ("URR"), net of reinsurance), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "Policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

Market risk benefit liabilities represents contracts or contract features that provide protection to the contractholder and exposes the Company to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits associated with annuities products including guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”), guaranteed minimum withdrawal benefits (“GMWB”) and guaranteed minimum income and withdrawal benefits (“GMIWB”). The benefits are accounted for using a fair value measurement framework. If a contract contains multiple market risk benefits, the benefits are bundled together and accounted for as a single compound market risk benefit. Market risk benefits in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts. The fair value of market risk benefits is calculated as the present value of expected future benefit payments to contractholders less the present value of expected future rider fees attributable to the market risk benefits. The fair value of market risk benefits is based on assumptions a market participant would use in valuing market risk benefits. For additional information regarding the valuation of market risk benefits, see Note 5. On a quarterly basis, changes in the fair value of market risk benefits are recorded in net income, net of related hedges, in "Change in value of market risk benefits, net of related hedging gains (losses)", except for the portion of the change attributable to changes in the Company’s non-performance risk ("NPR") which is recorded in OCI. See Note 10 for additional information regarding market risk benefits. See "Reinsurance" below for information regarding the reinsurance of MRBs.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Cash collateral for loaned securities represents liabilities to return cash proceeds from security lending transactions. Securities lending transactions are used primarily to earn spread income. As part of securities lending transactions, the Company transfers U.S. and foreign debt and equity securities, as well as U.S. government and government agency securities, and receives cash as collateral. Cash proceeds from securities lending transactions are primarily used to earn spread income, and are typically invested in cash equivalents, short-term investments or fixed maturities. Securities lending transactions are treated as financing arrangements and are recorded at the amount of cash received. The Company obtains collateral in an amount equal to 102% and 105% of the fair value of the domestic and foreign securities, respectively. The Company monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. Substantially all of the Company’s securities lending transactions are with large brokerage firms and large banks. Income and expenses associated with securities lending transactions used to earn spread income are reported as “Net investment income”.

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

Reinsurance payables represents amounts payable under reinsurance agreements (see “Reinsurance” below). Reinsurance payables may also include derivative instruments for which fair values are determined as described below under "Derivative Financial Instruments"

Other liabilities consists primarily of deferred reinsurance gains ("DRG") (see "Reinsurance" below), which are amortized over the expected life of the reinsured contracts on a constant-level basis, accrued expenses and technical overdrafts. The amortization method for DRG is amortized over the expected life of the reinsured contracts on a constant-level basis.

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

Realized investment gains (losses), net includes realized gains or losses from sales and maturities of investments, changes to the allowance for credit losses, other impairments, fair value changes on mortgage loans where the fair value option has been elected, and derivative gains or losses. The derivative gains or losses include the impact of maturities, terminations and changes in fair value of the derivative instruments, including embedded derivatives, and other hedging instruments. Realized investment gains (losses) from the sales of securities are generally calculated using the specific identification method.

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

The Company is a party to financial instruments that contain derivative instruments that are “embedded” in the financial instruments. At inception, the Company assesses whether the economic characteristics of the embedded instrument are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded instrument possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded instrument qualifies as an embedded derivative that is separated from the host contract, carried at fair value, and changes in its fair value are included in “Realized investment gains (losses), net.” For certain financial instruments that contain an embedded derivative that otherwise would need to be bifurcated and reported at fair value, the Company may elect to carry the entire instrument at fair value and report it within “Other invested assets” and "Reinsurance recoverable and deposit receivables", or as liabilities within “Payables to parent and affiliates” or "Reinsurance payables".

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables and deposit receivables”. Changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net”.

Reinsurance

The Company participates in reinsurance arrangements in various capacities as either the ceding entity or as the reinsurer (i.e., assuming entity). See Note 11 for additional information regarding the Company’s reinsurance arrangements. Reinsurance assumed business is generally accounted for consistent with direct business. Amounts currently recoverable under reinsurance agreements are included in “Reinsurance recoverables and deposit receivables” and amounts payable are included in “Reinsurance payables.” “Reinsurance recoverables and deposit receivables” also includes receivables from modified coinsurance arrangements where the Company is the cedant, and are net of the payables under these arrangements which generally reflect the fair value of the invested assets retained by the cedant. The receivables and payables associated with these modified coinsurance arrangements each contain an embedded derivative that is bifurcated and accounted for at fair value separately from the host contract, with changes in fair value recorded through “Realized investment gains (losses), net”, and are ultimately presented net within “Reinsurance recoverables and deposit receivables”. Revenues and benefits and expenses include amounts assumed under reinsurance agreements and are reflected net of reinsurance ceded.

Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. Reinsurance recoverables are reported on the Statements of Financial Position net of the CECL allowance. The CECL allowance considers the credit quality of the reinsurance counterparty and is generally determined based on the probability of default and loss given default assumptions, after considering any applicable collateral arrangements. The CECL allowance does not apply to reinsurance recoverables with affiliated counterparties under common control. Additions to or releases of the allowance are reported in “Policyholders’ benefits”. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured long-duration contracts under coinsurance arrangements are accounted for over the life of the underlying reinsured contracts using assumptions consistent with those used to account for the underlying contracts. For reinsurance of in force blocks of non-participating traditional and limited-payment contracts, the current value of the direct liability as of inception of the reinsurance agreement is used to calculate the reinsurance recoverable and cost of reinsurance such that there is no immediate other comprehensive income or loss from recognition of the reinsurance recoverable at inception. Consistent with the direct liability, the reinsurance recoverable for non-participating traditional and limited-payment contracts is remeasured each period using current single A rates with the effect on the reinsurance recoverable resulting from such updates recorded in "Interest rate remeasurement of future policy benefits" in OCI. For reinsurance of limited-payment contracts, the Company establishes a cost of reinsurance asset relating to the direct DPL and amortizes this balance through “Premiums” using the same methodology and assumptions used to amortize the direct DPL.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

Consistent with direct contracts, reinsurance agreements may also include features that meet the definition of an MRB and, if so, are accounted for at fair value. The fair value of direct or assumed MRBs reflects the Company's NPR, while the fair value of ceded MRBs reflects the counterparty credit risk of the reinsurer. Changes in the fair value of ceded MRBs, including the impact of changes in counterparty credit risk, are recorded in net income in "Change in value of market risk benefits, net of related hedging gains (losses)".

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

If the Company determines that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, the Company records the agreement using the deposit method of accounting. Deposits received are included in “Reinsurance payables” and deposits made are included in “Reinsurance recoverables and deposit receivables.” As amounts are paid or received, consistent with the underlying contracts, the deposit assets or liabilities are adjusted. Interest on such deposits is recorded as “Other income (loss)” or “General, administrative and other expenses,” as appropriate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2024, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	This ASU requires entities, including those with a single operating or reportable segment, to provide more detailed information about significant segment expenses that are regularly provided to the chief operating decision maker. The ASU also clarifies that all of the disclosures required in the guidance apply to all public entities, including those with a single operating or reportable segment.	Effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, using the retrospective method.	Adoption of the ASU did not have an impact on the Company’s Financial Statements but resulted in expanded disclosures in the Notes to the Financial Statements.

ASUs issued but not yet adopted as of December 31, 2024

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024, and permits early adoption. The Company plans to adopt the ASU for the annual reporting period beginning on January 1, 2025.	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$0	$3,041	$0	$48,806
Obligations of U.S. states and their political subdivisions	156,065	23	9,308	0	146,780
Foreign government securities	85,052	10	19,308	0	65,754
U.S. public corporate securities	1,759,560	4,794	217,474	0	1,546,880
U.S. private corporate securities	297,278	1,963	10,499	0	288,742
Foreign public corporate securities	258,728	799	30,374	0	229,153
Foreign private corporate securities	256,820	2,059	20,465	0	238,414
Asset-backed securities(1)	46,956	196	532	0	46,620
Commercial mortgage-backed securities	96,459	0	5,437	0	91,022
Residential mortgage-backed securities(2)	15,390	148	772	0	14,766
Total fixed maturities, available-for-sale	$3,024,155	$9,992	$317,210	$0	$2,716,937
(1)Includes credit-tranched securities collateralized by loan obligations, education loans and auto loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$52,196	$0	$1,154	$0	$51,042
Obligations of U.S. states and their political subdivisions	184,419	952	2,833	0	182,538
Foreign government securities	95,189	248	14,693	0	80,744
U.S. public corporate securities	1,485,406	13,428	147,901	0	1,350,933
U.S. private corporate securities	227,342	1,978	8,884	0	220,436
Foreign public corporate securities	185,601	1,173	21,989	0	164,785
Foreign private corporate securities	190,545	5,102	14,791	0	180,856
Asset-backed securities(1)	19,440	40	969	0	18,511
Commercial mortgage-backed securities	104,055	0	7,356	0	96,699
Residential mortgage-backed securities(2)	15,780	195	420	4	15,551
Total fixed maturities, available-for-sale	$2,559,973	$23,116	$220,990	$4	$2,362,095
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on fixed maturity, available-for-sale securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	3	$48,423	$3,038	$48,806	$3,041
Obligations of U.S. states and their political subdivisions	67,690	2,057	74,006	7,251	141,696	9,308
Foreign government securities	3,464	129	61,163	19,179	64,627	19,308
U.S. public corporate securities	427,698	12,874	894,799	204,600	1,322,497	217,474
U.S. private corporate securities	68,806	1,038	107,275	9,461	176,081	10,499
Foreign public corporate securities	68,181	2,154	108,111	28,220	176,292	30,374
Foreign private corporate securities	78,262	2,590	84,669	17,875	162,931	20,465
Asset-backed securities	2,143	12	6,914	520	9,057	532
Commercial mortgage-backed securities	0	0	91,022	5,437	91,022	5,437
Residential mortgage-backed securities	148	4	10,729	768	10,877	772
Total fixed maturities, available-for-sale	$716,775	$20,861	$1,487,111	$296,349	$2,203,886	$317,210

	December 31, 2023
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$49,081	$936	$1,962	$218	$51,043	$1,154
Obligations of U.S. states and their political subdivisions	22,856	186	61,445	2,647	84,301	2,833
Foreign government securities	5,656	91	69,066	14,602	74,722	14,693
U.S. public corporate securities	86,203	1,688	913,776	146,213	999,979	147,901
U.S. private corporate securities	27,883	366	117,409	8,518	145,292	8,884
Foreign public corporate securities	5,029	135	115,462	21,854	120,491	21,989
Foreign private corporate securities	5,007	51	98,159	14,740	103,166	14,791
Asset-backed securities	7,899	914	4,775	55	12,674	969
Commercial mortgage-backed securities	0	0	96,699	7,356	96,699	7,356
Residential mortgage-backed securities	146	2	10,722	418	10,868	420
Total fixed maturities, available-for-sale	$209,760	$4,369	$1,489,475	$216,621	$1,699,235	$220,990

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

As of December 31, 2024 and 2023, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $313 million and $218 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $4 million and $3 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2024, the $296 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2023, the $217 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, finance and consumer non-cyclical sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2024. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2024, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$61,300	$59,692
Due after one year through five years	531,785	523,178
Due after five years through ten years	570,806	559,247
Due after ten years	1,701,459	1,422,412
Asset-backed securities	46,956	46,620
Commercial mortgage-backed securities	96,459	91,022
Residential mortgage-backed securities	15,390	14,766
Total fixed maturities, available-for-sale	$3,024,155	$2,716,937
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$21,403	$11,103	$37,605
Proceeds from maturities/prepayments	100,925	103,064	64,177
Gross investment gains from sales and maturities	1,525	86	224
Gross investment losses from sales and maturities	(5,269)	(2,014)	(5,451)
(Addition to) release of allowance for credit losses	4	359	1,195
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of less than $0.1 million, $0.1 million and $(0.1) million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	208	0	0	2	210
Additions (reductions) on securities with previous allowance	0	0	(208)	0	0	(6)	(214)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

	Year Ended December 31, 2023
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$358	$0	$0	$5	$363
Reductions for securities sold during the period	0	0	(358)	0	0	0	(358)
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(1)	(1)
Balance, end of period	$0	$0	$0	$0	$0	$4	$4

See Note 2 for additional information about the Company’s methodology for developing its allowance and expected losses.

For the year ended December 31, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a minimal reduction within residential mortgage-backed securities.

For the year ended December 31, 2023, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to restructuring in the transportation sector within corporate securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2024 and 2023.

Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss)” was $(0.4) million, $1.5 million and $(3.4) million during the years ended December 31, 2024, 2023 and 2022, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss)” was $(1.2) million, $0.2 million and $(1.5) million during the years ended December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$136,607	28.5%	$71,289	29.6%
Hospitality	11,981	2.5	14,070	5.8
Industrial	166,012	34.6	70,633	29.3
Office	6,706	1.4	8,122	3.4
Other	45,355	9.5	24,587	10.2
Retail	51,092	10.7	23,327	9.7
Total commercial mortgage loans	417,753	87.2	212,028	88.0
Agricultural property loans	61,288	12.8	28,763	12.0
Total commercial mortgage and agricultural property loans	479,041	100.0%	240,791	100.0%
Allowance for credit losses	(1,713)		(1,162)
Total net commercial mortgage and agricultural property loans	$477,328		$239,629

As of December 31, 2024, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (18%), California (12%) and Washington (9%) and included loans secured by properties in Europe (6%) and Mexico (2%).
The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2021	$246	$0	$246
Addition to (release of) allowance for expected losses	159	3	162
Balance at December 31, 2022	$405	$3	$408
Addition to (release of) allowance for expected losses	702	52	754
Balance at December 31, 2023	$1,107	$55	$1,162
Addition to (release of) allowance for expected losses	563	(12)	551
Balance at December 31, 2024	$1,670	$43	$1,713
See Note 2 for additional information about the Company's methodology for developing the allowance and expected losses.
For the year ended December 31, 2024, net additions to the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.
For the year ended December 31, 2023, net additions to the allowance for credit losses on commercial mortgage and other loans was primarily related to loan originations and increases to the portfolio reserve to reflect declining market conditions within the office sector.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$65,002	$9,312	$19,739	$2,367	$2,198	$68,971	$0	$167,589
60%-69.99%	115,394	62,665	15,000	347	0	20,157	0	213,563
70%-79.99%	19,060	6,355	0	0	0	6,416	0	31,831
80% or greater	0	0	0	0	0	4,770	0	4,770
Total	$199,456	$78,332	$34,739	$2,714	$2,198	$100,314	$0	$417,753
Debt Service Coverage Ratio:
Greater than 1.2x	$195,535	$71,280	$34,739	$2,714	$2,198	$95,444	$0	$401,910
1.0 - 1.2x	3,921	7,052	0	0	0	4,870	0	15,843
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$199,456	$78,332	$34,739	$2,714	$2,198	$100,314	$0	$417,753
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$32,130	$10,875	$992	$1,002	$0	$904	$1,040	$46,943
60%-69.99%	0	2,000	12,345	0	0	0	$0	14,345
70%-79.99%	0	0	0	0	0	0	$0	0
80% or greater	0	0	0	0	0	0	$0	0
Total	$32,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$61,288
Debt Service Coverage Ratio:
Greater than 1.2x	$31,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$60,288
1.0 - 1.2x	1,000	0	0	0	0	0	$0	1,000
Less than 1.0x	0	0	0	0	0	0	$0	0
Total	$32,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$61,288

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$417,753	$0	$0	$0	$417,753	$0
Agricultural property loans	61,288	0	0	0	61,288	0
Total	$479,041	$0	$0	$0	$479,041	$0
(1)As of December 31, 2024, there were no loans in this category accruing interest.
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
For the year ended December 31, 2024, there were $12.6 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

For the year ended December 31, 2023, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2024 and 2023.

Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$112,001	$90,107
Hedge funds	58,312	48,488
Real estate-related(1)	7,118	6,809
Subtotal equity method	177,431	145,404
Fair value:
Private equity	200	249
Hedge funds	2	19
Real estate-related	3,492	4,119
Subtotal fair value	3,694	4,387
Total LPs/LLCs	181,125	149,791
Derivative instruments	51,930	0
Other (1) (2)	157	4,094
Total other invested assets	$233,212	$153,885
(1)Prior period amounts have been updated to conform to current period presentation.
(2)Includes tax advantaged investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Equity Method Investments
The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method. Changes between periods in the tables below reflect changes in the activities within the LPs/LLCs, as well as changes in the Company’s level of investment in such entities:

	December 31,
	2024	2023
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$7,151,416	$5,661,409
Total liabilities(2)	$65,973	$772,289
Partners’ capital	7,085,443	4,889,120
Total liabilities and partners’ capital	$7,151,416	$5,661,409
Equity in LP/LLC interests included above	$91,944	$68,852
Equity in LP/LLC interests not included above	85,643	76,708
Carrying value	$177,587	$145,560
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds and other miscellaneous liabilities.

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenue(1)	$480,497	$1,295,488	$51,084
Total expenses(2)	(4,495)	(259,435)	0
Net earnings (losses)	$476,002	$1,036,053	$51,084
Equity in net earnings (losses) included above	$6,884	$10,278	$955
Equity in net earnings (losses) of LP/LLC interests not included above	7,349	3,908	5,836
Total equity in net earnings (losses)	$14,233	$14,186	$6,791
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in securities and other income.
(2)Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2024	2023
	(in thousands)
Fixed maturities	$32,587	$26,672
Equity securities	0	1
Commercial mortgage and other loans	1,980	948
Policy loans	25,110	25,675
Short-term investments and cash equivalents	691	610
Total accrued investment income	$60,368	$53,906

There were no significant write-downs on accrued investment income for both the years ended December 31, 2024 and 2023.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturities, available-for-sale	$120,820	$101,605	$73,656
Fixed maturities, trading	586	622	1,012
Equity securities	1,322	364	364
Commercial mortgage and other loans	17,536	8,746	4,609
Policy loans	52,406	36,027	10,427
Other invested assets	17,870	16,183	8,873
Short-term investments and cash equivalents	14,570	6,862	3,384
Gross investment income	225,110	170,409	102,325
Less: investment expenses	(5,682)	(4,385)	(3,933)
Net investment income	$219,428	$166,024	$98,392
There were no non-income producing assets as of December 31, 2024. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2024.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Fixed maturities(1)	$(3,740)	$(1,569)	$(4,032)
Commercial mortgage and other loans	(551)	(746)	(153)
LPs/LLCs(2)	(35)	(14)	(51)
Derivatives	10,188	(42,046)	18,123
Short-term investments and cash equivalents	(34)	65	(52)
Ceded income on modified coinsurance assets(3)	(44,809)	0	0
Other(2)	(9)	0	0
Realized investment gains (losses), net	$(38,990)	$(44,310)	$13,835
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables, primarily reflecting the impact of net investment income on modified coinsurance assets that are ceded to certain reinsurance counterparties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2024	2023	2022
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(19)	$0	$0
Fixed maturity securities, available-for-sale without an allowance	(307,199)	(197,874)	(270,867)
Derivatives designated as cash flow hedges(1)	12,310	5,246	14,102
Affiliated notes	0	0	59
Other investments	288	357	122
Net unrealized gains (losses) on investments	$(294,620)	$(192,271)	$(256,584)
(1)For additional information regarding cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2024 and 2023, the Company had no repurchase agreements or cash collateral for loaned securities.

Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties.
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2024 and 2023, there was no collateral that could be sold or repledged.
As of December 31, 2024 and 2023, there were $0.4 million and $0.0 million available-for-sale fixed maturities, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
4. DERIVATIVES AND HEDGING
Types of Derivative Instruments and Derivative Strategies
Interest Rate Contracts
Interest rate swaps are used by the Company to reduce risks from changes in interest rates, manage interest rate exposures arising from mismatches between assets and liabilities and to hedge against changes in the values it owns or anticipates acquiring or selling.
Swaps may be attributed to specific assets or liabilities or to a portfolio of assets or liabilities. Under interest rate swaps, the Company agrees with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional principal amount.
Equity Contracts
Equity options and equity total return swaps are used by the Company to manage its exposure to the equity markets which impacts the value of assets and liabilities it owns or anticipates acquiring or selling.
Equity index options are contracts which will settle in cash based on differentials in the underlying indices at the time of exercise and the strike price. The Company uses combinations of purchases and sales of equity index options to hedge the effects of adverse changes in equity indices within a predetermined range.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Equity total return swaps are contracts whereby the Company agrees with counterparties to exchange, at specified intervals, the difference between the return on an asset (or market index) and Secured Overnight Financing Rate (“SOFR”) plus an associated funding spread based on a notional amount. The Company generally uses total return swaps to hedge the effect of adverse changes in equity indices.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Primary Risks Managed by Derivatives
The table below provides a summary of the gross notional amount and fair value of derivative contracts by the primary underlying risks, excluding embedded derivatives and associated reinsurance recoverables and deposit receivables. Many derivative instruments contain multiple underlying risks. The fair value amounts below represent the value of derivative contracts prior to taking into account the netting effects of master netting agreements and cash collateral.

	December 31, 2024			December 31, 2023
Primary Underlying Risk/Instrument Type	Gross Notional	Fair Value		Gross Notional	Fair Value
		Assets	Liabilities		Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$225,884	$13,344	$(1,391)	$169,101	$7,865	$(4,257)
Total Derivatives Designated as Hedge Accounting Instruments:	$225,884	$13,344	$(1,391)	$169,101	$7,865	$(4,257)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$484,200	$2,649	$(6,417)	$88,200	$36	$(2,063)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,693	2,782	(216)	39,965	1,563	(597)
Foreign Currency
Foreign Currency Forwards	12,198	527	0	9,550	7	(290)
Equity
Equity Total Return Swaps	450,000	28,166	(28,166)	0	0	0
Equity Options	$2,930,701	$107,964	$(70,799)	$1,288,555	$30,679	$(43,354)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$3,910,792	$142,088	$(105,598)	$1,426,270	$32,285	$(46,304)
Total Derivatives(1)(2)	$4,136,676	$155,432	$(106,989)	$1,595,371	$40,150	$(50,561)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $241 million and $168 million as of December 31, 2024 and 2023, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables and deposit receivables".
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Offsetting Assets and Liabilities
The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables and deposit receivables), and repurchase and reverse repurchase agreements that are offset in the Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Statements of Financial Position.

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$155,432	$(103,502)	$51,930	$(51,421)	$509
Total Assets	$155,432	$(103,502)	$51,930	$(51,421)	$509
Offsetting of Financial Liabilities:
Derivatives	$106,989	$(106,989)	$0	$0	$0
Total Liabilities	$106,989	$(106,989)	$0	$0	$0

	December 31, 2023
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$40,150	$(40,150)	$0	$0	$0
Total Assets	$40,150	$(40,150)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$50,561	$(42,247)	$8,314	$(8,314)	$0
Total Liabilities	$50,561	$(42,247)	$8,314	$(8,314)	$0
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

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$556	$0	$2,282	$1,660	$7,064
Total cash flow hedges	556	0	2,282	1,660	7,064
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,613)	0	0	0	0
Currency	587	0	0	0	0
Currency/Interest Rate	1,973	0	0	20	0
Credit	0	0	0	0	0
Equity	95,877	0	0	0	0
Embedded Derivatives	(87,192)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	9,632	0	0	20	0
Total	$10,188	$0	$2,282	$1,680	$7,064

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(6)	$0	$1,878	$(697)	$(8,856)
Total cash flow hedges	(6)	0	1,878	(697)	(8,856)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,236)	0	0	0	0
Currency	(120)	0	0	0	0
Currency/Interest Rate	(1,622)	0	0	(18)	0
Credit	0	0	0	0	0
Equity	23,279	0	0	0	0
Embedded Derivatives	(61,341)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(42,040)	0	0	(18)	0
Total	$(42,046)	$0	$1,878	$(715)	$(8,856)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,802	$0	$1,891	$1,202	$8,695
Total cash flow hedges	1,802	0	1,891	1,202	8,695
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,666)	0	0	0	0
Currency	493	0	0	0	0
Currency/Interest Rate	2,100	0	0	35	0
Credit	0	0	0	0	0
Equity	(13,420)	0	0	0	0
Embedded Derivatives	29,814	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	16,321	0	0	35	0
Total	$18,123	$0	$1,891	$1,237	$8,695

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2021	$5,407
Amount recorded in AOCI
Currency/Interest Rate	13,590
Total amount recorded in AOCI	13,590
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,895)
Total amount reclassified from AOCI to income	(4,895)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(7,681)
Total amount recorded in AOCI	(7,681)
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,175)
Total amount reclassified from AOCI to income	(1,175)
Balance, December 31, 2023	$5,246
Amount recorded in AOCI
Currency/Interest Rate	11,562
Total amount recorded in AOCI	11,562
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,498)
Total amount reclassified from AOCI to income	(4,498)
Balance, December 31, 2024	$12,310

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2024 values, it is estimated that a pre-tax gain of $2.9 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2025.
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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2024 and 2023.
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
Level 1 - Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets primarily includes certain cash equivalents. There are no Level 1 liabilities as of December 31, 2024 and 2023.
Level 2 - Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments, certain OTC derivatives and separate account assets.
Level 3 - Fair value is based on at least one significant unobservable input for the asset or liability. The assets and liabilities in this category may require significant judgment or estimation in determining the fair value. The Company’s Level 3 assets and liabilities primarily include: certain asset-backed securities and commercial mortgage-backed securities, certain private fixed maturities and equity securities, certain manually priced public equity securities, contracts or contract features pertaining to living benefit features (market risk benefits) of the Company's variable annuity contracts, embedded derivatives associated with the index-linked features of certain universal life and annuity products, receivables from parent and affiliates, and short-term investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,806	$0	$	$48,806
Obligations of U.S. states and their political subdivisions	0	146,780	0		146,780
Foreign government securities	0	65,754	0		65,754
U.S. corporate public securities	0	1,546,880	0		1,546,880
U.S. corporate private securities	0	275,923	12,819		288,742
Foreign corporate public securities	0	229,153	0		229,153
Foreign corporate private securities	0	232,200	6,214		238,414
Asset-backed securities(2)	0	41,070	5,550		46,620
Commercial mortgage-backed securities	0	72,544	18,478		91,022
Residential mortgage-backed securities	0	14,766	0		14,766
Subtotal	0	2,673,876	43,061		2,716,937
Market risk benefit assets	0	0	492,444		492,444
Fixed maturities, trading	0	21,252	0		21,252
Equity securities	0	62	0		62
Short-term investments	0	10,222	172		10,394
Cash equivalents	0	167,579	0		167,579
Other invested assets(3)	0	155,432	0	(103,502)	51,930
Reinsurance recoverables and deposit receivables	0	0	265,611		265,611
Receivables from parent and affiliates	0	0	30,136		30,136
Subtotal excluding separate account assets	0	3,028,423	831,424	(103,502)	3,756,345
Separate account assets(4)(5)	0	13,251,913	0		13,251,913
Total assets	$0	$16,280,336	$831,424	$(103,502)	$17,008,258
Market risk benefit liabilities	$0	$0	$492,444	$	$492,444
Policyholders' account balances	0	0	506,305		506,305
Payables to parent and affiliates	0	106,989	0	(106,989)	0
Total liabilities	$0	$106,989	$998,749	$(106,989)	$998,749

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$51,042	$0	$	$51,042
Obligations of U.S. states and their political subdivisions	0	182,538	0		182,538
Foreign government securities	0	80,744	0		80,744
U.S. corporate public securities	0	1,350,933	0		1,350,933
U.S. corporate private securities	0	205,814	14,622		220,436
Foreign corporate public securities	0	164,785	0		164,785
Foreign corporate private securities	0	175,849	5,007		180,856
Asset-backed securities(2)	0	18,511	0		18,511
Commercial mortgage-backed securities	0	77,495	19,204		96,699
Residential mortgage-backed securities	0	15,551	0		15,551
Subtotal	0	2,323,262	38,833		2,362,095
Market risk benefit assets	0	0	537,659		537,659
Fixed maturities, trading	0	23,440	0		23,440
Equity securities	0	74	4,541		4,615
Short-term investments	0	3,459	0		3,459
Cash equivalents	24,928	160,330	0		185,258
Other invested assets(3)	0	40,150	0	(40,150)	0
Reinsurance recoverables and deposit receivables(6)	0	0	69,745		69,745
Subtotal excluding separate account assets	24,928	2,550,715	650,778	(40,150)	3,186,271
Separate account assets(4)(5)	0	12,914,412	0		12,914,412
Total assets	$24,928	$15,465,127	$650,778	$(40,150)	$16,100,683
Market risk benefit liabilities	$0	$0	$537,659	$	$537,659
Policyholders' account balances	0	0	237,316		237,316
Payables to parent and affiliates	0	50,561	0	(42,247)	8,314
Total liabilities	$0	$50,561	$774,975	$(42,247)	$783,289
(1)“Netting” amounts represent cash collateral of $(3) million and $(2) million as of December 31, 2024 and 2023, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans and auto loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2024 and 2023, the fair value of such investments was $3.7 million and $4.4 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. At December 31, 2024 and 2023, the fair value of such investments was $1,256 million and $1,163 million, respectively.
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
(6)Prior period amounts have been updated to conform to current period presentation.

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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2024 and 2023, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Equity Securities – Equity securities consist principally of investments in common and preferred stock of publicly traded companies, privately traded securities, as well as mutual fund shares. The fair values of most publicly traded equity securities are based on quoted prices in active markets for identical assets and are classified within Level 1 in the fair value hierarchy. Estimated fair values for most privately traded equity securities are determined using discounted cash flow, earnings multiple and other valuation models that require a substantial level of judgment around inputs and therefore are classified within Level 3. The fair values of mutual fund shares that transact regularly (but do not trade in active markets because they are not publicly available) are based on transaction prices of identical fund shares and are classified within Level 2 in the fair value hierarchy.
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
The Company’s cleared interest rate swaps and credit derivatives linked to an index are valued using models that utilize actively quoted or observable market inputs, including SOFR, obtained from external market data providers, third-party pricing vendors and/or recent trading activity. These derivatives are classified as Level 2 in the fair value hierarchy.
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
Reinsurance Recoverables and Deposit Receivables – Reinsurance recoverables and deposit receivables primarily include an embedded derivative associated with receivables from modified coinsurance arrangements where the Company is the cedant.
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
As there is no observable active market for these liabilities, the fair value is determined as the present value of account balances paid to policyholders in excess of contractually guaranteed minimums using option pricing techniques for index term periods that contain deposits as of the valuation date, and the expected option cost for future index term periods, where the terms of index crediting rates have not yet been declared by the Company. Premiums for risks inherent in valuation techniques, inputs, and the general uncertainty around the timing and amount of future cash flows are also incorporated in the fair value of these liabilities. Since the valuation of these liabilities requires the use of management’s judgment to determine these risk premiums and the use of unobservable inputs, these liabilities are reflected within Level 3 in the fair value hierarchy.
Capital market inputs, including interest rates and equity markets volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging Company experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,803	Discounted cash flow	Discount rate	8.74%	13.91%	11.72%	Decrease
Commercial mortgage-backed securities	$18,478	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.29%	1.71%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$265,611	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$30,136	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$506,305	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.73%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2023
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Commercial mortgage-backed securities	$19,204	Discounted cash flow	Liquidity premium	0.60%	0.75%	0.69%	Decrease
Market risk benefit assets(4)	$537,659	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.41%	1.91%		Increase
			Utilization rate(7)	38%	95%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Increase
			Equity volatility curve	15%	25%		Decrease
Liabilities:
Market risk benefit liabilities(4)	$537,659	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.41%	1.91%		Decrease
			Utilization rate(7)	38%	95%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	15%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$237,316	Discounted cash flow	Lapse rate(5)	1%	80%		Decrease
			Spread over SOFR(6)	0.41%	1.85%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
(1)Conversely, the impact of a decrease in input would have the opposite impact on fair value as that presented in the table.
(2)Directional impacts for MRB assets and liabilities are associated with the directional impacts of direct and assumed MRBs.
(3)Includes assets classified as fixed maturities, available-for-sale.
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
(6)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2024 and 2023, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of December 31, 2024 and 2023, the minimum withdrawal rate assumption is 78% and 81%, respectively. As of December 31, 2024 and 2023, the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.

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

	Year Ended December 31, 2024(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(5)	Transfers out of Level 3(5)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$19,629	$(210)	$8,040	$(88)	$0	$(2,788)	$(5,550)	$0	$0	$19,033	$(232)
Structured securities(4)	19,204	(254)	0	(8)	0	(464)	5,550	0	0	24,028	(230)
Other assets:
Equity securities	4,541	(1,241)	273	0	0	(3,573)	0	0	0	0	(167)
Short-term investments	0	35	137	0	0	0	0	0	0	172	35
Reinsurance recoverables and deposit receivables(6)	69,745	2,367	188,316	0	0	0	5,183	0	0	265,611	(111,244)
Receivables from parent and affiliates	0	0	34,825	(4,689)	0	0	0	0	0	30,136	0
Liabilities:
Policyholders' account balances(6)	(237,316)	(89,307)	0	0	(179,682)	0	0	0	0	(506,305)	31,398

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$9	$0	$(441)	$(32)	$0	$0	$(462)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(1,241)	0	0	0	(167)	0
Short-term investments	0	0	35	0	0	0	35
Reinsurance recoverables and deposit receivables	2,367	0	0	0	(111,244)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(89,307)	0	0	0	31,398	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(5)	Transfers out of Level 3(5)	Fair Value, end of period	Unrealized gains (losses) for assets still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$3,803	$(43)	$18,146	$0	$0	$(4,064)	$0	$5,550	$(3,763)	$19,629	$(86)
Structured securities(4)	20,701	(1,057)	0	(9)	0	(431)	0	0	0	19,204	(1,022)
Other assets:
Equity securities	4,291	219	31	0	0	0	0	0	0	4,541	219
Reinsurance recoverables and deposit receivables(6)(8)	0	(3,034)	75,143	0	0	0	(2,364)	0	0	69,745	(3,034)
Liabilities:
Policyholders' account balances(6)	(108,144)	(56,368)	0	0	(72,804)	0	0	0	0	(237,316)	(32,218)

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$7	$0	$(1,072)	$(35)	$0	$0	$(1,108)
Other assets:
Equity securities	0	219	0	0	0	219	0
Reinsurance recoverables and deposit receivables(8)	(3,034)	0	0	0	(3,034)	0	0
Liabilities:
Policyholders' account balances	(56,368)	0	0	0	(32,218)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1,198	$0	$(9,008)	$(23)	$1,200	$0	$(8,966)
Other assets:
Equity securities	0	(1,521)	0	0	0	(1,522)	0
Liabilities:
Policyholders' account balances	29,130	0	0	0	24,845	0	0

(1)"Other" includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(2)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(3)Includes U.S. corporate private securities and foreign corporate private securities.
(4)Includes asset backed and commercial mortgage-backed securities.
(5)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(6)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables and deposit receivables are presented net in the rollforward.
(7)Excludes MRB assets of $492 million and $538 million and MRB liabilities of $492 million and $538 million for the periods ended December 31, 2024 and 2023, respectively. See Note 10 for additional information.
(8)Prior period amounts have been updated to conform to current period presentation.

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

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$473,122	$473,122	$477,328
Policy loans	0	0	1,118,589	1,118,589	1,118,589
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	3,246	0	0	3,246	3,246
Accrued investment income	0	60,368	0	60,368	60,368
Reinsurance recoverables and deposit receivables	0	0	24,111	24,111	25,915
Receivables from parent and affiliates	0	40,630	0	40,630	40,630
Other assets	0	3,396	0	3,396	3,396
Total assets	$4,246	$104,394	$1,615,822	$1,724,462	$1,730,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$126,224	$32,028	$158,252	$160,056
Payables to parent and affiliates	0	462	0	462	462
Other liabilities	0	67,206	0	67,206	67,206
Total liabilities	$0	$193,892	$32,028	$225,920	$227,724

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2023
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$237,993	$237,993	$239,629
Policy loans	0	0	1,115,096	1,115,096	1,115,096
Short-term investments	2,500	0	0	2,500	2,500
Cash and cash equivalents	1,125	0	0	1,125	1,125
Accrued investment income	0	53,906	0	53,906	53,906
Reinsurance recoverables and deposit receivables(2)	0	0	22,155	22,155	23,537
Receivables from parent and affiliates	0	24,502	0	24,502	24,502
Other assets	0	4,363	0	4,363	4,363
Total assets	$3,625	$82,771	$1,375,244	$1,461,640	$1,464,658
Liabilities:
Policyholders’ account balances - investment contracts	$0	$148,542	$30,945	$179,487	$180,868
Payables to parent and affiliates	0	1,066	0	1,066	1,066
Other liabilities	0	52,027	0	52,027	52,027
Total liabilities	$0	$201,635	$30,945	$232,580	$233,961
(1)Carrying values presented herein differ from those in the Company’s Statements of Financial Position because certain items within the respective financial statement captions are not considered financial instruments or are out of scope under authoritative guidance relating to disclosures of the fair value of financial instruments.
(2)Prior period amounts have been updated to conform to current period presentation.
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
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost, cash and cash equivalent instruments; accrued investment income; receivables from parent and affiliates; and other assets that meet the definition of financial instruments, including receivables, unsettled trades and accounts receivable.
Reinsurance Recoverables and Deposit Receivables
Reinsurance recoverables and deposit receivables include corresponding receivables from modified coinsurance arrangements and other reinsurance arrangements between the Company and related parties. See Note 11 for additional information about the Company's reinsurance arrangements.

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
Payables to Parent and Affiliates and Other Liabilities
Payables to parent and affiliates and other liabilities are primarily payables, such as unsettled trades, drafts, escrow deposits and accrued expense payables. Due to the short term until settlement of most of these liabilities, the Company believes that carrying value approximates fair value.
6. DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE
Deferred Policy Acquisition Costs
The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2021	$62,091	$246,653	$308,744
Capitalization	14,911	47,531	62,442
Amortization expense	(6,737)	(12,553)	(19,290)
Other	(52)	30	(22)
Balance, December 31, 2022	70,213	281,661	351,874
Capitalization	19,004	42,833	61,837
Amortization expense	(7,209)	(13,363)	(20,572)
Balance, December 31, 2023	82,008	311,131	393,139
Capitalization	20,565	56,123	76,688
Amortization expense	(6,696)	(14,527)	(21,223)
Other(1)(2)	(28,554)	(2,734)	(31,288)
Balance, December 31, 2024	$67,323	$349,993	$417,316
(1)    Includes the impact of the Universal Life reinsurance transaction with PAR U and PURE. See Note 11 for additional information.
(2)    Includes the impacts of the Term Life reinsurance transaction with PARCC. See Note 11 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Deferred Reinsurance Losses
The following table shows a rollforward for the lines of business that contain DRL balances, which is included in Other assets, along with a reconciliation to the Company's total DRL balance:

	Variable Annuities	Term Life	Total
	(in thousands)
Balance, December 31, 2021	$18,977	$0	$18,977
Amortization expense	(1,547)	0	(1,547)
Other	(5)	0	(5)
Balance, December 31, 2022	17,425	0	17,425
Amortization expense	(1,456)	0	(1,456)
Other	(1)	0	(1)
Balance, December 31, 2023	15,968	0	15,968
Amortization expense	(1,393)	(1,200)	(2,593)
Other(1)	3	52,000	52,003
Balance, December 31, 2024	$14,578	$50,800	$65,378
(1)    Includes $52 million DRL related to the reinsurance transaction with PARCC. See Note 11 for additional information.

Deferred Reinsurance Gains

The following table shows a rollforward of DRG balances, which is included in Other liabilities, for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$0	$0
Amortization expense	(8,171)	0
Other(1)(2)	216,815	0
Balance, end of period	$208,644	$0
(1)    Includes $188 million DRG related to the reinsurance transactions with PAR U, PURE and Prudential Insurance effective January 1, 2024. See Note 11 for additional information.
(2)    Includes the impact of the Universal Life reinsurance transactions with PAR U and Pruco Life effective October 2024, including $37 million DRG, partially offset by a $8 million write-off of the DRG that was recognized with the previous reinsurance agreement. See Note 11 for additional information.
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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within "Future policy benefits" or "Market risk benefit liabilities" (or "assets," if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Separate Account Assets
The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,454,468	$8,299,099
Fixed Income	4,030,334	3,901,137
Other	767,111	714,176
Other invested assets	1,255,640	1,162,691
Total	$14,507,553	$14,077,103

For the periods ended December 31, 2024, 2023 and 2022, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.
Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	79,493	250,990	330,483
Investment performance	801,416	889,291	1,690,707
Policy charges	(214,825)	(111,841)	(326,666)
Surrenders and withdrawals	(1,105,790)	(67,685)	(1,173,475)
Benefit payments	(10,750)	(36,677)	(47,427)
Net transfers (to) from general account	(35,667)	(47,437)	(83,104)
Other	573	39,359	39,932
Balance, end of period	$8,578,627	$5,928,926	$14,507,553

Cash surrender value(1)	$8,479,445	$5,808,933	$14,288,378

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	43,211	199,895	243,106
Investment performance	1,180,443	875,388	2,055,831
Policy charges	(218,915)	(103,013)	(321,928)
Surrenders and withdrawals	(855,504)	(54,781)	(910,285)
Benefit payments	(5,986)	(41,615)	(47,601)
Net transfers (to) from general account(2)	(8,826)	(886,762)	(895,588)
Other	1,186	25,424	26,610
Balance, end of period	$9,064,177	$5,012,926	$14,077,103

Cash surrender value(1)	$8,929,016	$4,902,698	$13,831,714

	Year Ended December 31, 2022
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$11,982,322	$5,940,045	$17,922,367
Deposits	67,216	200,686	267,902
Investment performance	(2,113,606)	(925,970)	(3,039,576)
Policy charges	(238,173)	(100,968)	(339,141)
Surrenders and withdrawals	(764,069)	(42,118)	(806,187)
Benefit payments	(5,622)	(42,934)	(48,556)
Net transfers (to) from general account	(895)	(37,577)	(38,472)
Other	1,395	7,226	8,621
Balance, end of period	$8,928,568	$4,998,390	$13,926,958

Cash surrender value(1)	$8,747,915	$4,897,409	$13,645,324
(1)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.
(2)Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
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
Notes to Financial Statements—(Continued)

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

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(73,528)	(352)	(73,880)
Adjusted balance, beginning of period	1,354,207	(352)	1,353,855
Issuances	98,799	4,422	103,221
Net premiums / considerations collected	(155,036)	(4,070)	(159,106)
Interest accrual	64,610	0	64,610
Balance at original discount rate, end of period	1,362,580	0	1,362,580
Effect of cumulative changes in discount rate assumptions, end of period	(75,036)	0	(75,036)
Balance, end of period	$1,287,544	$0	$1,287,544

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of assumption update	10,368	(241)	10,127
Effect of actual variances from expected experience and other activity	(105,332)	(96)	(105,428)
Adjusted balance, beginning of period	2,568,927	19,662	2,588,589
Issuances	98,799	4,421	103,220
Interest accrual	128,325	767	129,092
Benefit payments	(131,485)	(2,859)	(134,344)
Other adjustments	(345)	2	(343)
Balance at original discount rate, end of period	2,664,221	21,993	2,686,214
Effect of cumulative changes in discount rate assumptions, end of period	(164,980)	(1,477)	(166,457)
Balance, end of period	$2,499,241	$20,516	$2,519,757

	Year Ended December 31, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,211,697	$20,516	$1,232,213
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,211,711	20,516	1,232,227
Less: Reinsurance recoverables	1,154,638	20,516	1,175,154
Balance after reinsurance recoverables, end of period, post-flooring	$57,073	$0	$57,073

	Year Ended December 31, 2023
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,416,807	$0	$1,416,807
Effect of cumulative changes in discount rate assumptions, beginning of period	73,563	0	73,563
Balance at original discount rate, beginning of period	1,490,370	0	1,490,370
Effect of assumption update	(152)	0	(152)
Effect of actual variances from expected experience and other activity	(62,690)	(554)	(63,244)
Adjusted balance, beginning of period	1,427,528	(554)	1,426,974
Issuances	88,929	2,998	91,927
Net premiums / considerations collected	(165,337)	(2,444)	(167,781)
Interest accrual	67,614	0	67,614
Balance at original discount rate, end of period	1,418,734	0	1,418,734
Effect of cumulative changes in discount rate assumptions, end of period	(29,313)	0	(29,313)
Balance, end of period	$1,389,421	$0	$1,389,421

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,551,191	$16,460	$2,567,651
Effect of cumulative changes in discount rate assumptions, beginning of period	137,962	1,899	139,861
Balance at original discount rate, beginning of period	2,689,153	18,359	2,707,512
Effect of assumption update	(202)	0	(202)
Effect of actual variances from expected experience and other activity	(82,200)	482	(81,718)
Adjusted balance, beginning of period	2,606,751	18,841	2,625,592
Issuances	88,929	2,998	91,927
Interest accrual	129,375	673	130,048
Benefit payments	(160,052)	(2,463)	(162,515)
Other adjustments	(1,112)	(50)	(1,162)
Balance at original discount rate, end of period	2,663,891	19,999	2,683,890
Effect of cumulative changes in discount rate assumptions, end of period	(44,322)	(1,510)	(45,832)
Balance, end of period	$2,619,569	$18,489	$2,638,058

	Year Ended December 31, 2023
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,230,148	$18,489	$1,248,637
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,230,148	18,489	1,248,637
Less: Reinsurance recoverables	1,054,226	18,489	1,072,715
Balance after reinsurance recoverables, end of period, post-flooring	$175,922	$0	$175,922

	Year Ended December 31, 2022
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,641,933	$0	$1,641,933
Effect of cumulative changes in discount rate assumptions, beginning of period	(253,752)	0	(253,752)
Balance at original discount rate, beginning of period	1,388,181	0	1,388,181
Effect of assumption update	174,263	0	174,263
Effect of actual variances from expected experience and other activity	(29,416)	(746)	(30,162)
Adjusted balance, beginning of period	1,533,028	(746)	1,532,282
Issuances	58,215	2,110	60,325
Net premiums / considerations collected	(170,297)	(1,364)	(171,661)
Interest accrual	69,424	0	69,424
Balance at original discount rate, end of period	1,490,370	0	1,490,370
Effect of cumulative changes in discount rate assumptions, end of period	(73,563)	0	(73,563)
Balance, end of period	$1,416,807	$0	$1,416,807

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$3,041,562	$19,314	$3,060,876
Effect of cumulative changes in discount rate assumptions, beginning of period	(561,455)	(1,459)	(562,914)
Balance at original discount rate, beginning of period	2,480,107	17,855	2,497,962
Effect of assumption update	255,336	0	255,336
Effect of actual variances from expected experience and other activity	(60,049)	149	(59,900)
Adjusted balance, beginning of period	2,675,394	18,004	2,693,398
Issuances	58,215	2,111	60,326
Interest accrual	129,657	627	130,284
Benefit payments	(173,998)	(2,308)	(176,306)
Other adjustments	(115)	(75)	(190)
Balance at original discount rate, end of period	2,689,153	18,359	2,707,512
Effect of cumulative changes in discount rate assumptions, end of period	(137,962)	(1,899)	(139,861)
Balance, end of period	$2,551,191	$16,460	$2,567,651

	Year Ended December 31, 2022
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,134,384	$16,460	$1,150,844
Flooring impact, end of period	0	0	0
Balance, end of period, post-flooring	1,134,384	16,460	1,150,844
Less: Reinsurance recoverables	1,002,277	16,460	1,018,737
Balance after reinsurance recoverables, end of period, post-flooring	$132,107	$0	$132,107
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,010,001	$0
Discounted expected future gross premiums (at original discount rate)	$2,003,188	$0
Discounted expected future gross premiums (at current discount rate)	$1,902,990	$0
Undiscounted expected future benefits and expenses	$4,307,529	$28,661
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.22%	3.97%
Weighted-average interest rate (at current discount rate)	5.61%	5.41%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,017,106	$0
Discounted expected future gross premiums (at original discount rate)	$2,021,858	$0
Discounted expected future gross premiums (at current discount rate)	$1,988,469	$0
Undiscounted expected future benefits and expenses	$4,298,438	$25,823
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.27%	3.59%
Weighted-average interest rate (at current discount rate)	5.00%	4.90%

	Year Ended December 31, 2022
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,073,048	$0
Discounted expected future gross premiums (at original discount rate)	$2,069,441	$0
Discounted expected future gross premiums (at current discount rate)	$1,973,031	$0
Undiscounted expected future benefits and expenses	$4,352,500	$24,056
Weighted-average duration of the liability in years (at original discount rate)	11	7
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.33%	3.56%
Weighted-average interest rate (at current discount rate)	5.40%	5.30%
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

In 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In 2023, there was a $3 million gain in to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $3 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

In 2022, there was an $11 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $10 million gain, reflecting the impact of ceded reinsurance on the affected cohorts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Deferred Profit Liability
The balances of and changes in DPL for the years ended December 31, are as follows:

	2024	2023	2022
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,365	$1,684	$1,726
Effect of assumption update	106	0	0
Effect of actual variances from expected experience and other activity	(156)	(681)	(169)
Adjusted balance, beginning of period	1,315	1,003	1,557
Profits deferred	364	511	309
Interest accrual	53	49	60
Amortization	(217)	(196)	(222)
Other adjustments	(2)	(2)	(20)
Balance, end of period, post-flooring	1,513	1,365	1,684
Less: Reinsurance recoverables	1,513	1,365	1,684
Balance after reinsurance recoverables, end of period	$0	$0	$0
Additional Insurance Reserves
AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products, for the years ended December 31,:

	2024	2023	2022
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$986,166	$827,478	$703,968
Flooring impact and amounts in AOCI	56,487	91,115	(71,467)
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,042,653	918,593	632,501
Effect of assumption update	14,446	9,713	180,404
Effect of actual variances from expected experience and other activity	(13,348)	(8,234)	(39,475)
Adjusted balance, beginning of period	1,043,751	920,072	773,430
Assessments collected(1)	104,297	99,311	134,822
Interest accrual	37,014	32,814	27,479
Benefits paid	(17,632)	(9,544)	(17,138)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,167,430	1,042,653	918,593
Flooring impact and amounts in AOCI	(32,954)	(56,487)	(91,115)
Balance, including amounts in AOCI, end of period, post-flooring	1,134,476	986,166	827,478
Less: Reinsurance recoverables	1,103,059	943,991	793,577
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$31,417	$42,175	$33,901
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	2024	2023	2022
	($ in thousands)
Weighted-average duration of the liability in years (at original discount rate)	26	27	28
Weighted-average interest rate (at original discount rate)	3.36%	3.40%	3.41%
Future Policy Benefits Reconciliation
The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Statements of Financial Position for the years ended December 31,:

	2024	2023	2022
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,232,227	$1,248,637	$1,150,844
Deferred profit liability, end of period, post-flooring	1,513	1,365	1,684
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	1,134,476	986,166	827,478
Subtotal of amounts disclosed above	2,368,216	2,236,168	1,980,006
Other Future policy benefits reserves(1)	149,267	162,275	150,036
Total Future policy benefits	$2,517,483	$2,398,443	$2,130,042
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
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Year Ended December 31, 2024
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$241,117	$0	$4,460	$245,577
Deferred profit liability	0	0	(148)	(148)
Additional insurance reserves	0	260,211	0	260,211
Total	$241,117	$260,211	$4,312	$505,640

	Year Ended December 31, 2023
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$236,148	$0	$2,974	$239,122
Deferred profit liability	0	0	319	319
Additional insurance reserves	0	245,024	0	245,024
Total	$236,148	$245,024	$3,293	$484,465

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Revenues(1)
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$242,406	$0	$1,700	$244,106
Deferred profit liability	0	0	42	42
Additional insurance reserves	0	303,979	0	303,979
Total	$242,406	$303,979	$1,742	$548,127
(1)Represents "Gross premiums" for benefit reserves; "Revenue" for DPL and "Gross assessments" for AIR.

	Year Ended December 31, 2024
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$63,716	$0	$767	$64,483
Deferred profit liability	0	0	53	53
Additional insurance reserves	0	37,014	0	37,014
Total	$63,716	$37,014	$820	$101,550

	Year Ended December 31, 2023
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$61,760	$0	$673	$62,433
Deferred profit liability	0	0	49	49
Additional insurance reserves	0	32,814	0	32,814
Total	$61,760	$32,814	$722	$95,296

	Year Ended December 31, 2022
	Interest Expense
	Term Life	Variable and Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$60,233	$0	$627	$60,860
Deferred profit liability	0	0	60	60
Additional insurance reserves	0	27,479	0	27,479
Total	$60,233	$27,479	$687	$88,399

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES
The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	7,662	683,422	218,864	909,948
Interest credited	1,052	24,829	63,262	89,143
Policy charges	(54)	(267)	(146,521)	(146,842)
Surrenders and withdrawals	(6,321)	(40,509)	(134,340)	(181,170)
Benefit payments	(911)	(3,684)	(206)	(4,801)
Net transfers (to) from separate account	0	35,667	47,437	83,104
Change in market value and other adjustments(1)	0	78,524	10,862	89,386
Balance, end of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Unearned revenue reserve				423,240
Other				9,939
Total Policyholders' account balance				$4,928,299

Weighted-average crediting rate	2.94%	2.53%	2.07%	2.19%
Net amount at risk(3)	$0	$0	$35,490,878	$35,490,878
Cash surrender value(4)	$7,810	$1,318,302	$2,769,819	$4,095,931

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	3,326	267,216	218,774	489,316
Interest credited	953	9,057	59,335	69,345
Policy charges	(58)	(146)	(145,551)	(145,755)
Surrenders and withdrawals	(7,670)	(36,703)	(111,973)	(156,346)
Benefit payments	(932)	(2,488)	45	(3,375)
Net transfers (to) from separate account(2)	0	8,826	886,762	895,588
Change in market value and other adjustments(1)	0	19,695	36,674	56,369
Balance, end of period	$35,025	$592,581	$3,028,746	$3,656,352
Unearned revenue reserve				370,258
Other				9,574
Total Policyholders' account balance				$4,036,184

Weighted-average crediting rate	2.56%	1.97%	2.32%	2.27%
Net amount at risk(3)	$0	$0	$34,400,806	$34,400,806
Cash surrender value(4)	$8,413	$573,787	$2,691,933	$3,274,133

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2022
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$42,070	$344,945	$2,052,065	$2,439,080
Deposits	4,414	1,066	227,017	232,497
Interest credited	1,111	6,174	64,979	72,264
Policy charges	(62)	(234)	(145,194)	(145,490)
Surrenders and withdrawals	(829)	(22,412)	(125,011)	(148,252)
Benefit payments	(7,298)	(3,310)	2,378	(8,230)
Net transfers (to) from separate account	0	895	37,577	38,472
Change in market value and other adjustments(1)	0	0	(29,131)	(29,131)
Balance, end of period	$39,406	$327,124	$2,084,680	$2,451,210
Unearned revenue reserve				313,710
Other				9,395
Total Policyholders' account balance				$2,774,315

Weighted-average crediting rate	2.73%	1.84%	3.14%	2.96%
Net amount at risk(3)	$0	$0	$33,702,745	$33,702,745
Cash surrender value(4)	$11,112	$305,239	$1,750,451	$2,066,802
(1)Primarily relates to changes in the value of embedded derivative instruments associated with the indexed options of certain products.
(2)Variable life includes $900 million of funding for a policy loan to an affiliated irrevocable trust. See Note 15 for additional information.
(3)The net amount at risk calculation includes both general and separate account balances.
(4)Represents the amount of the contractholder's account balances distributable at the balance sheet date less certain surrender charges.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00%- 1.99%	794	0	0	0	794
2.00%- 2.99%	21,403	0	0	0	21,403
3.00% - 4.00%	7,123	0	0	0	7,123
Greater than 4.00%	0	0	0	0	0
Total	$29,320	$0	$0	$0	$29,320
Variable Annuities
Less than 1.00%	$6,832	$0	$0	$0	$6,832
1.00% - 1.99%	84,001	75,533	1,529	0	161,063
2.00% - 2.99%	1,245	2	0	0	1,247
3.00% - 4.00%	97,407	312	0	0	97,719
Greater than 4.00%	135	0	0	0	135
Total	$189,620	$75,847	$1,529	$0	$266,996
Variable Life / Universal Life
Less than 1.00%	$59	$0	$0	$23,744	$23,803
1.00% - 1.99%	30,421	0	312,756	186,830	530,007
2.00% - 2.99%	4,356	164,828	174,658	43,481	387,323
3.00% - 4.00%	323,288	165,614	915,954	0	1,404,856
Greater than 4.00%	364,228	0	0	0	364,228
Total	$722,352	$330,442	$1,403,368	$254,055	$2,710,217

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,034	0	0	0	1,034
2.00%- 2.99%	18,552	0	0	0	18,552
3.00% - 4.00%	7,756	0	0	0	7,756
Greater than 4.00%	0	0	0	0	0
Total	$27,342	$0	$0	$0	$27,342
Variable Annuities
Less than 1.00%	$1,490	$0	$0	$0	$1,490
1.00% - 1.99%	177,730	1,576	0	0	179,306
2.00% - 2.99%	1,462	0	0	0	1,462
3.00% - 4.00%	113,616	1,180	0	0	114,796
Greater than 4.00%	130	0	0	0	130
Total	$294,428	$2,756	$0	$0	$297,184
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$30,597	$30,597
1.00% - 1.99%	21,709	0	409,406	53,613	484,728
2.00% - 2.99%	3,958	157,256	184,475	28,519	374,208
3.00% - 4.00%	244,318	248,808	917,572	0	1,410,698
Greater than 4.00%	371,165	0	0	0	371,165
Total	$641,150	$406,064	$1,511,453	$112,729	$2,671,396

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2022
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,277	0	0	0	1,277
2.00%- 2.99%	21,208	0	0	0	21,208
3.00% - 4.00%	10,342	0	0	0	10,342
Greater than 4.00%	0	0	0	0	0
Total	$32,827	$0	$0	$0	$32,827
Variable Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	192,551	1,593	0	0	194,144
2.00% - 2.99%	1,812	0	0	0	1,812
3.00% - 4.00%	132,969	231	0	0	133,200
Greater than 4.00%	125	0	0	0	125
Total	$327,457	$1,824	$0	$0	$329,281
Variable Life / Universal Life
Less than 1.00%	$705	$0	$0	$0	$705
1.00% - 1.99%	56,396	0	105,883	286,496	448,775
2.00% - 2.99%	4,433	15,602	203,101	136,109	359,245
3.00% - 4.00%	156,567	633	435,220	0	592,420
Greater than 4.00%	377,674	0	0	0	377,674
Total	$595,775	$16,235	$744,204	$422,605	$1,778,819
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
Unearned Revenue Reserve
The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2024	2023	2022
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$370,258	$313,710	$251,573
Unearned revenue	71,120	72,640	75,757
Amortization expense	(18,138)	(16,092)	(13,681)
Other adjustments	0	0	61
Balance, end of period	$423,240	$370,258	$313,710

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	102,255	(102,255)	0
Claims paid	(2,133)	2,133	0
Interest accrual	18,876	(18,876)	0
Actual in force different from expected	3,079	(3,079)	0
Effect of changes in interest rates	(132,946)	132,946	0
Effect of changes in equity markets	(146,025)	146,025	0
Effect of assumption update	7,091	(7,091)	0
Issuances	5,113	(5,113)	0
Other adjustments	(5,648)	5,648	0
Effect of changes in current period counterparty non-performance risk	0	(39,254)	(39,254)
Balance, end of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Effect of cumulative changes in non-performance risk	(61,123)	0	(61,123)
Balance, end of period	$190,687	$(190,687)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	107,951	(107,951)	0
Claims paid	(5,336)	5,336	0
Interest accrual	25,736	(25,736)	0
Actual in force different from expected	6,889	(6,889)	0
Effect of changes in interest rates	(156,526)	156,526	0
Effect of changes in equity markets	(158,653)	158,653	0
Effect of assumption update	30,269	(30,269)	0
Issuances	(9,499)	9,499	0
Other adjustments	(106)	106	0
Effect of changes in current period counterparty non-performance risk	0	(62,792)	(62,792)
Balance, end of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Effect of cumulative changes in non-performance risk	(100,377)	0	(100,377)
Balance, end of period	$301,771	$(301,771)	$0

	Year Ended December 31, 2022
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$796,913	$(796,913)	$0
Effect of cumulative changes in non-performance risk	21,123	0	21,123
Balance, beginning of period, before effect of changes in non-performance risk	818,036	(796,913)	21,123
Attributed fees collected	117,867	(117,867)	0
Claims paid	(3,456)	3,456	0
Interest accrual	12,950	(12,950)	0
Actual in force different from expected	10,199	(10,199)	0
Effect of changes in interest rates	(642,920)	642,920	0
Effect of changes in equity markets	266,177	(266,177)	0
Effect of assumption update	(17,430)	17,430	0
Effect of changes in current period counterparty non-performance risk	0	142,046	142,046
Balance, end of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Effect of cumulative changes in non-performance risk	(163,169)	0	(163,169)
Balance, end of period	$398,254	$(398,254)	$0
In both 2024 and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
The following table presents accompanying information to the rollforward table above.

	December 31, 2024	December 31, 2023	December 31, 2022
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$728,831	$739,353	$1,050,063
Weighted-average attained age of contractholders	71	69	68
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The table below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2024	December 31, 2023	December 31, 2022
	Variable Annuities
	(in thousands)
Direct and assumed	$150,879	$117,944	$80,185
Ceded	341,565	419,715	478,439
Total market risk benefit assets	$492,444	$537,659	$558,624

Direct and assumed	$341,565	$419,715	$478,439
Ceded	150,879	117,944	80,185
Total market risk benefit liabilities	$492,444	$537,659	$558,624

Net balance	$0	$0	$0
11.    REINSURANCE
The Company participates in reinsurance with its affiliates PARCC, PAR U, PURE, its parent companies, Pruco Life and Prudential Insurance, and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily YRT and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $173 million pre-tax recapture loss and a $188 million DRG, respectively. The DRG will be amortized into income over the estimated remaining life of the reinsured policies.
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
"Change in value of market risk benefits, net of related hedging gains (losses)" include the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. These reinsurance agreements are market risk benefits and have been accounted for in the same manner.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Statements of Financial Position as of December 31, were as follows:

	2024	2023
	(in thousands)
Reinsurance recoverables and deposit receivables(1)	$4,929,428	$3,622,903
Policy loans	(32,760)	(24,518)
Deferred policy acquisition costs	(647,934)	(620,878)
Deferred sales inducements	(32,573)	(35,313)
Market risk benefit assets	341,565	419,715
Other assets(1)	70,934	20,590
Market risk benefit liabilities	150,878	117,944
Reinsurance payables(1)	1,440,264	412,919
Other liabilities(1)	208,543	0
(1)Prior period amounts have been updated to conform to current period presentation.
Reinsurance recoverables and deposit receivables by counterparty as of December 31, were as follows:

	2024	2023
	(in thousands)
Prudential Insurance(1)	$1,856,410	$743,975
PAR U	380	1,725,753
PARCC	1,173,578	432,554
PAR Term	0	279,990
Term Re	0	275,721
DART	0	102,611
Pruco Life	914,840	57,509
PURE	981,917	0
Unaffiliated	2,303	4,790
Total reinsurance recoverables and deposit receivables(1)	$4,929,428	$3,622,903
(1)Prior period amounts have been updated to conform to current period presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2024	2023	2022
	(in thousands)
Premiums:
Direct	$239,239	$240,044	$245,525
Ceded	(190,495)	(200,491)	(211,817)
Net premiums	48,744	39,553	33,708
Policy charges and fee income:
Direct	373,124	349,046	370,855
Assumed	47,213	0	0
Ceded(1)	284,716	(289,367)	(313,121)
Net policy charges and fee income	705,053	59,679	57,734
Net investment income:
Direct	220,701	166,850	99,164
Ceded	(1,273)	(826)	(772)
Net investment income	219,428	166,024	98,392
Asset administration fees:
Direct	37,686	35,744	38,061
Ceded	(26,451)	(26,597)	(29,581)
Net asset administration fees	11,235	9,147	8,480
Other income (loss):
Direct	250	3,577	(2,174)
Ceded	15,151	(1)	21
Net other income	15,401	3,576	(2,153)
Realized investment gains (losses), net:
Direct	3,594	(39,823)	12,855
Ceded	(42,584)	(4,487)	980
Realized investment gains (losses), net	(38,990)	(44,310)	13,835
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	252,457	266,390	256,613
Ceded	(213,203)	(203,598)	(398,659)
Net change in value of market risk benefits, net of related hedging gains (losses)	39,254	62,792	(142,046)
Policyholders’ benefits (including change in reserves):
Direct	425,927	451,981	472,033
Assumed	466	0	0
Ceded(2)	587,880	(396,478)	(443,844)
Net policyholders’ benefits (including change in reserves)	1,014,273	55,503	28,189
Change in estimates of liability for future policy benefits:
Direct	11,929	(17,014)	208,188
Ceded	(17,978)	14,899	(191,557)
Net change in estimates of liability for future policy benefits	(6,049)	(2,115)	16,631

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	2024	2023	2022
Interest credited to policyholders’ account balances:
Direct	134,096	98,807	82,469
Ceded	(53,228)	(34,672)	(34,891)
Net interest credited to policyholders’ account balances	80,868	64,135	47,578
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	(227,655)	(130,475)	(128,013)
(1)Includes $(5) million of unaffiliated activity for each of the years ended December 31, 2024, 2023 and 2022.
(2)Includes $(2) million, $(2) million and $2 million of unaffiliated activity for the years ended December 31, 2024, 2023 and 2022, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2024	2023	2022
	(in thousands)
Direct gross life insurance face amount in force	$156,436,734	$154,561,817	$154,382,891
Reinsurance ceded	(147,337,155)	(141,002,931)	(140,370,532)
Net life insurance face amount in force	$9,099,579	$13,558,886	$14,012,359
Significant Affiliated Reinsurance Agreements
Prudential Insurance
The Company has a YRT reinsurance agreement with Prudential Insurance and reinsures the majority of all mortality risks not otherwise reinsured. Effective July 1, 2017, this agreement was terminated for certain new business, primarily universal life business, and such business was reinsured to Pruco Life under a YRT reinsurance agreement. As of January 1, 2020, the remaining portions of new business (specifically term policies) ceased being reinsured by the Company to Prudential Insurance, and a separate YRT reinsurance agreement was established with Pruco Life for term policies. Effective January 1, 2024, the Company recaptured all GUL policies with Prudential Insurance and subsequently entered into a YRT reinsurance agreement with Prudential Insurance to reinsure the mortality risk for the totality of GUL policies reinsured to PURE. Effective October 1, 2024, the Company recaptured the term business from Prudential Insurance in which the policies are ceded to PARCC. As a result of the recapture, the Company recognized a $6 million pre-tax recapture loss.
Effective April 1, 2016, the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities guaranteed living benefit riders. This discontinuation has no impact on the reinsurance agreement between Prudential Insurance and the Company. Effective February 1, 2023, the Company began selling indexed variable annuities products, which is reinsured to Prudential Insurance through the existing reinsurance agreement. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Prudential Insurance. As a result of the agreement, reinsurance payables includes the ceded modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.
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
Effective October 1, 2024, the Company recaptured 100% of the risks associated with the remaining universal life policies with effective dates from January 1, 2015 to December 31, 2019. As a result of the recapture, the Company recognized a $29 million pre-tax recapture loss, which includes the recognition of a prior $8 million DRG related to the previous reinsurance agreement. Following the result of this recapture, PLNJ no longer cedes to PAR U as of December 31, 2024.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
Effective October 1, 2024, the Company revised the existing coinsurance terms with PARCC, increasing the quota share of reinsured policies to 100% which includes policies which were previously reinsured to PAR Term, Term Re and DART. As a result of the revised terms, the Company recognized a $52 million DRL that will be amortized into income over the estimated remaining life of the reinsured policies.
On November 20, 2024, PAR Term, Term Re and DART merged into PARCC.
PAR Term
The Company reinsures 95% of the risks under its term life insurance policies, with effective dates January 1, 2010 through December 31, 2013, through an automatic coinsurance agreement with PAR Term.
On November 20, 2024, PAR Term merged into PARCC.
Term Re
The Company reinsures 95% of the risks under its term life insurance policies, with effective dates on or after January 1, 2014 through December 31, 2017, through an automatic coinsurance agreement with Term Re.
On November 20, 2024, Term Re merged into PARCC.
Pruco Life
Effective July 1, 2017, the Company entered into a YRT reinsurance agreement with Pruco Life for new business, primarily covering universal life policies. Effective January 1, 2020, the Company entered in a similar YRT reinsurance agreement with Pruco Life for new business relating to term policies. Under these agreements the majority of all mortality risk is ceded to Pruco Life. The Company also reinsures certain Corporate Owned Life Insurance (“COLI”) policies with Pruco Life. Through March 31, 2016, the Company reinsured Prudential Defined Income (“PDI”) living benefit guarantees with Pruco Life. Effective April 1, 2016, the Company recaptured PDI living benefit guarantees from Pruco Life and reinsured them, together with the related variable annuity base contracts, with Prudential Insurance.
Effective October 1, 2024, the Company entered into an agreement with Pruco Life to reinsure the Universal Protector policies having no-lapse guarantees as well as certain other universal life policies with effective dates from January 1, 2015 to December 31, 2019, that were previously reinsured to PAR U. As a result of the transaction, the Company recognized a $37 million DRG that will be amortized into income over the estimated remaining life of the reinsured policies.
DART
Effective January 1, 2018, the Company entered into an automatic coinsurance agreement with DART to reinsure 95% of the risks associated with its term life insurance policies with effective dates on or after January 1, 2018 through December 31, 2019, excluding those policies that are subject to principle-based reserving.
On November 20, 2024, DART merged into PARCC.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

12. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Current tax expense (benefit):
U.S. federal	$21,426	$22,608	$(22,713)
State and local	0	0	(103)
Total	21,426	22,608	(22,816)
Deferred tax expense (benefit):
U.S. federal	(41,270)	(10,738)	(7,958)
Total	(41,270)	(10,738)	(7,958)
Income tax expense (benefit) from operations	(19,844)	11,870	(30,774)
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	(23,329)	(3,014)	(36,731)
Total income tax expense (benefit)	$(43,173)	$8,856	$(67,505)

Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, 2023 and 2022, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	($ in thousands)
Expected federal income tax expense (benefit)	$(10,603)	$22,591	$(21,126)
Non-taxable investment income	(5,895)	(6,452)	(6,259)
Tax credits	(3,338)	(4,301)	(3,393)
Other	(8)	32	4
Reported income tax expense (benefit)	$(19,844)	$11,870	$(30,774)
Effective tax rate	39.3%	11.0%	30.6%
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” The Company’s effective tax rate for fiscal years 2024, 2023 and 2022 was 39.3%, 11% and 30.6%, respectively. The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2024, 2023 and 2022, and the Company's effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $5 million of the total $6 million of 2024 non-taxable investment income, $6 million of the total $6 million of 2023 non-taxable investment income, and $6 million of the total $6 million of 2022 non-taxable investment income. The DRD for the current period was estimated using information from 2023, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
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
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Insurance reserves	$80,578	$32,685
Investments	18,593	0
Net unrealized loss on securities	64,437	41,482
Other	1,544	1,766
Deferred tax assets	165,152	75,933
Deferred tax liabilities:
Deferred policy acquisition cost	47,216	21,540
Investments	0	1,054
Deferred tax liabilities	47,216	22,594
Net deferred tax asset (liability)	$117,936	$53,339
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
Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2024, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2024, and 2023. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s "Income (loss) from operations before income taxes" includes income from domestic operations of $(50) million, $108 million and $(101) million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company had no unrecognized tax benefits as of December 31, 2024, 2023, and 2022. The Company does not anticipate any significant changes within the next twelve months to its total unrecognized tax benefits related to tax years for which the statute of limitations has not expired.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2024, the Company remains subject to examination in the U.S. for tax years 2014 through 2024.
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

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2021	$(988)	$121,075	$(34,788)	$16,688	$101,987
Change in OCI before reclassifications	(336)	(375,622)	59,865	142,048	(174,045)
Amounts reclassified from AOCI	0	(863)	0	0	(863)
Income tax benefit (expense)	110	79,024	(12,573)	(29,830)	36,731
Balance, December 31, 2022	(1,214)	(176,386)	12,504	128,906	(36,190)
Change in OCI before reclassifications	225	58,121	(10,299)	(62,792)	(14,745)
Amounts reclassified from AOCI	0	394	0	0	394
Income tax benefit (expense)	(90)	(12,246)	2,164	13,186	3,014
Balance, December 31, 2023	(1,079)	(130,117)	4,369	79,300	(47,527)
Change in OCI before reclassifications	(246)	(84,176)	13,215	(39,254)	(110,461)
Amounts reclassified from AOCI	0	(758)	0	0	(758)
Income tax benefit (expense)	46	17,815	(2,775)	8,243	23,329
Balance, December 31, 2024	$(1,279)	$(197,236)	$14,809	$48,289	$(135,417)
(1)Includes cash flow hedges of $12 million, $5 million and $14 million as of December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$4,498	$1,175	$4,895
Net unrealized investment gains (losses) on available-for-sale securities	(3,740)	(1,569)	(4,032)
Total net unrealized investment gains (losses)(4)	758	(394)	863
Total reclassifications for the period	$758	$(394)	$863
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits and policyholders’ account balances.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of December 31, 2024. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Investment Gains (Losses) on AFS Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	AOCI Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2021	$0	$180,806	$64,772	$(92,319)	$(32,184)	$121,075
Net investment gains (losses) on investments arising during the period	0	(436,527)	0	0	91,638	(344,889)
Reclassification adjustment for (gains) losses included in net income	0	(863)	0	0	181	(682)
Impact of net unrealized investment (gains) losses	0	0	(148,484)	209,389	(12,795)	48,110
Balance, December 31, 2022	0	(256,584)	(83,712)	117,070	46,840	(176,386)
Net investment gains (losses) on investments arising during the period	0	63,919	0	0	(13,381)	50,538
Reclassification adjustment for (gains) losses included in net income	0	394	0	0	(82)	312
Impact of net unrealized investment (gains) losses	0	0	31,446	(37,244)	1,217	(4,581)
Balance, December 31, 2023	0	(192,271)	(52,266)	79,826	34,594	(130,117)
Net investment gains (losses) on investments arising during the period	38	(101,629)	0	0	21,313	(80,278)
Reclassification adjustment for (gains) losses included in net income	(57)	(701)	0	0	159	(599)
Impact of net unrealized investment (gains) losses	0	0	24,133	(6,718)	(3,657)	13,758
Balance, December 31, 2024	$(19)	$(294,601)	$(28,133)	$73,108	$52,409	$(197,236)
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following table summarizes certain statutory financial information for the Company for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Statutory net income (loss)	$(722)	$152	$(134)
Statutory capital and surplus	1,320	1,080	851
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on     these limitations, there is a capacity to pay a dividend of $132 million in 2025 without prior approval. The Company did not pay dividends to Pruco Life in 2024, 2023, and 2022.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock based-awards program was $0.1 million for each of the years ended December 31, 2024, 2023 and 2022. The expense charged to the Company for the deferred compensation program was $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million for each of the years ended December 31, 2024, 2023 and 2022.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $1 million for each of the years ended December 31, 2024, 2023 and 2022.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide sales organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $4 million for the year ended December 31, 2024.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $75 million, $42 million and $29 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $15 million, $16 million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Corporate-Owned Life Insurance
The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,861 million and $2,452 million as of December 31, 2024 and 2023, respectively. Fees related to these COLI policies were $27 million, $25 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $897 million and $898 million as of December 31, 2024 and 2023, respectively. Interest income related to the policy loan was $42 million and $26 million for the years ended December 31, 2024 and 2023, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for each of the years ended December 31, 2024, 2023 and 2022. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income.
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $71 million and $58 million of investments in joint ventures as of December 31, 2024 and 2023, respectively. "Net investment income" related to these ventures includes gains of $5 million, $2 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $27 million, $27 million and $30 million for the years ended December 31, 2024, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income.
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $10 million, $8 million and $7 million for the years ended December 31, 2024, 2023 and 2022, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates	Interest Rates			2024	2023
					(in thousands)
U.S. dollar fixed rate notes	2032	0.00%	-	10.33%	$30,135	$0
Total notes receivable - affiliated(1)					$30,135	$0
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
Accrued interest receivable related to these loan was $0.0 million at December 31, 2024, and is included in "Other assets". There was no accrued interest receivable related to these loans at December 31, 2023. Revenues were $0.0 million for each of the years ended December 31, 2024, 2023 and 2022, and are included in “Other income (loss).”
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2024 and 2023:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
Prudential Insurance	June 2023	Purchase	Fixed Maturities	$14,452	$15,086	$501	$0
PURC	December 2023	Sale	Commercial Mortgage and Other Loans	$762	$754	$0	$8
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$632,927	$632,927	$0	$0
Pruco Life	October 2024	Transfer out	Fixed Maturities	$632,927	$632,927	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Debt Agreements
The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding for both 2024 and 2023.
The total interest expense to the Company related to loans payable to affiliates was $0.0 million, $0.2 million and $0.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Contributed Capital and Dividends
In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively. In February, March, September and December 2022, the Company received capital contributions in the amount of $100 million, $2 million, $100 million and $125 million from Pruco Life, respectively.
There was no return of capital in 2024, 2023 and 2022.
The Company did not pay any dividends in 2024, 2023 and 2022.
Reinsurance with Affiliates
As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage loans. As of December 31, 2024 and 2023, the outstanding balances on these commitments were $24 million and $20 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of December 31, 2024, and no allowance for credit losses as of December 31, 2023. There was a change in allowance of $0.0 million for the year ended December 31, 2024, and no change in allowance for the year ended December 31, 2023. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2024 and 2023, $127 million and $135 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2024 and 2023.
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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2024, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.
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
17.    REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS (UNAUDITED)
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
Notes to Financial Statements—(Continued)

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

The following are selected line items from the Financial Statements illustrating the effects of these adjustments:

Unaudited Interim Statements of Financial Position

	March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Reinsurance recoverables	$4,008,437	$(38,689)	$3,969,748
Income tax assets	133,862	(4,633)	129,229
TOTAL ASSETS	$23,829,953	$(43,322)	$23,786,631
LIABILITIES AND EQUITY
LIABILITIES
Future policy benefits	$2,389,895	$(30,838)	$2,359,057
Other liabilities	1,002,953	(20,008)	982,945
Total liabilities	22,594,779	(50,846)	22,543,933
EQUITY
Total equity	1,235,174	7,524	1,242,698
TOTAL LIABILITIES AND EQUITY	$23,829,953	$(43,322)	$23,786,631
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
REVENUES
Policy charges and fee income	$329,584	$7,557	$337,141
Realized investment gains (losses), net	(4,591)	443	(4,148)
TOTAL REVENUES	411,468	8,000	419,468
BENEFITS AND EXPENSES
Policyholders’ benefits	547,458	(3,365)	544,093
General, administrative and other expenses	13,831	(792)	13,039
TOTAL BENEFITS AND EXPENSES	551,898	(4,157)	547,741
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(140,430)	12,157	(128,273)
Income tax expense (benefit)	(53,516)	4,633	(48,883)
NET INCOME (LOSS)	$(86,914)	$7,524	$(79,390)
Comprehensive income (loss)	$(132,952)	$7,524	$(125,428)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Unaudited Interim Statements of Equity

	Retained Earnings			Total Equity
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)
Balance, December 31, 2023	$381,140	$0	$381,140	$1,368,126	$0	$1,368,126
Comprehensive income (loss):
Net income (loss)	(86,914)	7,524	(79,390)	(86,914)	7,524	(79,390)
Total comprehensive income (loss)	(86,914)	7,524	(79,390)	(132,952)	7,524	(125,428)
Balance, March 31, 2024	$294,226	$7,524	$301,750	$1,235,174	$7,524	$1,242,698

Unaudited Interim Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,914)	$7,524	$(79,390)
Policy charges and fee income	(377,781)	(6,192)	(383,973)
Realized investment (gains) losses, net	4,591	(443)	4,148
Change in:
Future policy benefits and other insurance liabilities	98,729	(30,838)	67,891
Reinsurance recoverables	(29,618)	37,048	7,430
Income taxes	(53,545)	4,633	(48,912)
Other, net	464,674	(11,732)	452,942
Cash flows from (used in) operating activities	(18,869)	0	(18,869)

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2025.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	46
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2022	142
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2024
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$48,806	$48,806
Obligations of U.S. states and their political subdivisions	156,065	146,780	146,780
Foreign governments	85,052	65,754	65,754
Asset-backed securities	46,956	46,620	46,620
Commercial mortgage-backed securities	96,459	91,022	91,022
Residential mortgage-backed securities	15,390	14,766	14,766
Public utilities	465,028	407,569	407,569
All other corporate bonds	2,107,358	1,895,620	1,895,620
Total fixed maturities, available-for-sale	$3,024,155	$2,716,937	$2,716,937
Equity securities:
Common stocks:
Other common stocks	$304	$0	$0
Mutual funds	49	62	62
Perpetual preferred stocks	0	0	0
Total equity securities, at fair value	$353	$62	$62
Fixed maturities, trading	$23,955	$21,252	$21,252
Commercial mortgage and other loans	477,328		477,328
Policy loans	1,118,589		1,118,589
Short-term investments	11,394		11,394
Other invested assets	233,212		233,212
Total investments	$4,888,986		$4,578,774

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2025.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Dylan J. Tyson
Dylan J. Tyson
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2025.

Signature	Title

/s/ Dylan J. Tyson	President,
Dylan J. Tyson	Chief Executive Officer and Director

/s/ Elizabeth Dietrich	Chief Financial Officer, Chief Accounting Officer
Elizabeth Dietrich	and Director

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Scott E. Gaul	Director
Scott E. Gaul

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Markus Coombs	Director
Markus Coombs

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Amy Woltman
Amy Woltman
(Attorney-in-Fact)