Form 10-Q
period 2025-03-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2025-05-09
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 9, 2025, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
March 31, 2025 and December 31, 2024 (in thousands, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2025-$19; 2024-$0) (amortized cost: 2025-$3,276,803; 2024-$3,024,155)	$3,003,416	$2,716,937
Fixed maturities, trading, at fair value (amortized cost: 2025-$28,767; 2024-$23,955)	26,694	21,252
Equity securities, at fair value (cost: 2025-$353; 2024-$353)	63	62
Policy loans	1,118,771	1,118,589
Short-term investments	7,945	11,394
Commercial mortgage and other loans (net of $1,937 and $1,713 allowance for credit losses at March 31, 2025 and December 31, 2024, respectively)	511,383	477,328
Other invested assets (includes $3,688 and $55,624 of assets measured at fair value at March 31, 2025 and December 31, 2024, respectively)	190,905	233,212
Total investments	4,859,177	4,578,774
Cash and cash equivalents	162,913	170,825
Deferred policy acquisition costs	430,639	417,316
Accrued investment income	72,551	60,368
Reinsurance recoverables and deposit receivables (includes $329,758 and $265,611 of embedded derivatives at fair value at March 31, 2025 and December 31, 2024, respectively)	5,192,757	4,929,428
Receivables from parent and affiliates	56,455	70,766
Income tax assets	110,177	113,718
Market risk benefit assets	520,236	492,444
Other assets	79,253	76,876
Separate account assets	14,012,557	14,507,553
TOTAL ASSETS	$25,496,715	$25,418,068
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$5,098,108	$4,928,299
Future policy benefits	2,568,811	2,517,483
Market risk benefit liabilities	520,236	492,444
Reinsurance payables	1,671,321	1,440,264
Payables to parent and affiliates	63,531	462
Other liabilities	287,691	281,973
Separate account liabilities	14,012,557	14,507,553
Total liabilities	24,222,255	24,168,478
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,032,513	1,032,513
Retained earnings	343,515	350,494
Accumulated other comprehensive income (loss)	(103,568)	(135,417)
Total equity	1,274,460	1,249,590
TOTAL LIABILITIES AND EQUITY	$25,496,715	$25,418,068

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024 (in thousands)

	Three Months Ended March 31,
	2025	2024
REVENUES
Premiums (includes $4 and $(34) of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended March 31, 2025 and 2024, respectively)	$11,023	$11,159
Policy charges and fee income(1)	15,794	337,141
Net investment income	60,926	50,027
Asset administration fees	3,047	2,622
Other income (loss)	2,804	1,326
Realized investment gains (losses), net(1)	(38,195)	(4,148)
Change in value of market risk benefits, net of related hedging gains (losses)	(14,451)	21,341
TOTAL REVENUES	40,948	419,468
BENEFITS AND EXPENSES
Policyholders’ benefits(1)	12,960	544,093
Change in estimates of liability for future policy benefits	435	(3,828)
Interest credited to policyholders’ account balances	18,827	20,022
Amortization of deferred policy acquisition costs	5,013	(25,585)
General, administrative and other expenses(1)	11,567	13,039
TOTAL BENEFITS AND EXPENSES	48,802	547,741
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(7,854)	(128,273)
Income tax expense (benefit)(1)	(875)	(48,883)
NET INCOME (LOSS)	$(6,979)	$(79,390)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	242	(100)
Net unrealized investment gains (losses)	26,032	(43,298)
Interest rate remeasurement of future policy benefits	(429)	6,463
Gain (loss) from changes in non-performance risk on market risk benefits	14,451	(21,341)
Total	40,296	(58,276)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	8,447	(12,238)
Other comprehensive income (loss), net of taxes	31,849	(46,038)
Comprehensive income (loss)	$24,870	$(125,428)
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three Months Ended March 31, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$2,000	$1,032,513	$350,494	$(135,417)	$1,249,590
Comprehensive income (loss):
Net income (loss)			(6,979)		(6,979)
Other comprehensive income (loss), net of tax				31,849	31,849
Total comprehensive income (loss)			(6,979)	31,849	24,870
Balance, March 31, 2025	$2,000	$1,032,513	$343,515	$(103,568)	$1,274,460

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)			(79,390)		(79,390)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)			(79,390)	(46,038)	(125,428)
Balance, March 31, 2024	$2,000	$1,032,513	$301,750	$(93,565)	$1,242,698

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)(1)	$(6,979)	$(79,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(4,345)	(79,227)
Interest credited to policyholders’ account balances	18,827	20,022
Realized investment (gains) losses, net(1)	38,195	4,148
Change in value of market risk benefits, net of related hedging (gains) losses	14,451	(21,341)
Change in:
Future policy benefits and other insurance liabilities(1)	57,113	67,891
Reinsurance related-balances(1)(2)	(63,679)	159,712
Accrued investment income	(12,183)	(10,536)
Net payables to (receivables from) parent and affiliates	19,817	6,156
Deferred policy acquisition costs	(13,322)	(41,669)
Income taxes(1)	(4,905)	(48,912)
Derivatives, net	13,693	8,363
Other, net(1)(2)	(3,820)	(4,086)
Cash flows from (used in) operating activities	52,863	(18,869)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	43,704	28,718
Fixed maturities, trading	444	451
Equity securities	2	188
Policy loans	10,957	6,754
Ceded policy loans	(1,406)	(24,007)
Short-term investments	4,137	5,449
Commercial mortgage and other loans	3,866	570
Other invested assets	649	375
Notes receivable from parent and affiliates	950	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(296,309)	(42,933)
Equity securities	(2)	(273)
Policy loans	(8,810)	(8,661)
Ceded policy loans	994	1,451
Short-term investments	(693)	(12,858)
Commercial mortgage and other loans	(36,655)	(24,916)
Other invested assets	(10,843)	(3,106)
Notes receivable from parent and affiliates(2)	(4,874)	(11,117)
Derivatives, net	(1,053)	(181)
Other, net	193	0
Cash flows from (used in) investing activities	(294,749)	(84,096)

	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	332,757	199,546
Ceded policyholders’ account deposits	(86,703)	(73,595)
Policyholders’ account withdrawals	(112,834)	(100,143)
Ceded policyholders’ account withdrawals	85,819	66,255
Drafts outstanding	3,591	(3,652)
Other, net	11,344	4,411
Cash flows from (used in) financing activities	233,974	92,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,912)	(10,143)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,825	186,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,913	$176,240
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(2)Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions
2025
There were no significant non-cash transactions for the three months ended March 31, 2025.

2024
"Cash flows from (used in) operating activities" for the three months ended March 31, 2024 excludes certain non-cash activities in the amount of $193 million related to the Company's affiliated reinsurance transaction with Prudential Universal Reinsurance Entity Company ("PURE") and The Prudential Insurance Company of America ("Prudential Insurance"), effective January 1, 2024. See Note 11 for additional information.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations have been made. All such adjustments are of a normal, recurring nature. Interim results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Segment Information

Although there are separate products within PLNJ, the Company is organized as a single reportable segment and manages the business activities on a total entity basis. The accounting policies are the same as those described in Note 2 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Revision to Prior Period Interim Financial Statements

As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, the Company identified misstatements in the previously issued interim Financial Statements for the three months ended March 31, 2024. Certain life insurance reserves and a reinsurance recoverable balance associated with the modified coinsurance agreement with Prudential Insurance were not properly accounted for. Prior period amounts have been revised in the Financial Statements and related disclosures to correct this error. Management evaluated these adjustments and concluded they were not material to any previously reported quarterly Financial Statements. See Note 16 for a more detailed description of the revisions and for comparisons of amounts previously reported to the revised amounts.
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of March 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of March 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.
ASU 2023-09 Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	Effective for fiscal years beginning after December 15, 2024, and permits early adoption.	The ASU has no impact on the Company’s Financial Statements but will result in expanded disclosures in the Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities

The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,737	$0	$1,709	$0	$50,028
Obligations of U.S. states and their political subdivisions	147,103	40	10,389	0	136,754
Foreign government securities	88,754	99	18,669	0	70,184
U.S. public corporate securities	1,868,060	9,030	201,579	19	1,675,492
U.S. private corporate securities	341,512	2,872	8,735	0	335,649
Foreign public corporate securities	320,249	2,157	27,914	0	294,492
Foreign private corporate securities	274,935	3,826	17,110	0	261,651
Asset-backed securities(1)	64,751	49	529	0	64,271
Commercial mortgage-backed securities	104,196	260	4,635	0	99,821
Residential mortgage-backed securities(2)	15,506	182	614	0	15,074
Total fixed maturities, available-for-sale	$3,276,803	$18,515	$291,883	$19	$3,003,416
(1)Includes credit-tranched securities collateralized by loan obligations, education loans and auto loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$0	$3,041	$0	$48,806
Obligations of U.S. states and their political subdivisions	156,065	23	9,308	0	146,780
Foreign government securities	85,052	10	19,308	0	65,754
U.S. public corporate securities	1,759,560	4,794	217,474	0	1,546,880
U.S. private corporate securities	297,278	1,963	10,499	0	288,742
Foreign public corporate securities	258,728	799	30,374	0	229,153
Foreign private corporate securities	256,820	2,059	20,465	0	238,414
Asset-backed securities(1)	46,956	196	532	0	46,620
Commercial mortgage-backed securities	96,459	0	5,437	0	91,022
Residential mortgage-backed securities(2)	15,390	148	772	0	14,766
Total fixed maturities, available-for-sale	$3,024,155	$9,992	$317,210	$0	$2,716,937
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	March 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	$0	$49,645	$1,709	$50,028	$1,709
Obligations of U.S. states and their political subdivisions	54,566	2,610	77,848	7,779	132,414	10,389
Foreign government securities	3,160	99	60,132	18,570	63,292	18,669
U.S. public corporate securities	314,628	9,709	895,216	191,855	1,209,844	201,564
U.S. private corporate securities	64,341	731	107,945	8,004	172,286	8,735
Foreign public corporate securities	52,889	1,278	109,639	26,636	162,528	27,914
Foreign private corporate securities	49,337	1,453	81,274	15,657	130,611	17,110
Asset-backed securities	38,286	107	6,231	422	44,517	529
Commercial mortgage-backed securities	0	0	84,561	4,635	84,561	4,635
Residential mortgage-backed securities	143	3	11,147	611	11,290	614
Total fixed maturities, available-for-sale	$577,733	$15,990	$1,483,638	$275,878	$2,061,371	$291,868

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	$3	$48,423	$3,038	$48,806	$3,041
Obligations of U.S. states and their political subdivisions	67,690	2,057	74,006	7,251	141,696	9,308
Foreign government securities	3,464	129	61,163	19,179	64,627	19,308
U.S. public corporate securities	427,698	12,874	894,799	204,600	1,322,497	217,474
U.S. private corporate securities	68,806	1,038	107,275	9,461	176,081	10,499
Foreign public corporate securities	68,181	2,154	108,111	28,220	176,292	30,374
Foreign private corporate securities	78,262	2,590	84,669	17,875	162,931	20,465
Asset-backed securities	2,143	12	6,914	520	9,057	532
Commercial mortgage-backed securities	0	0	91,022	5,437	91,022	5,437
Residential mortgage-backed securities	148	4	10,729	768	10,877	772
Total fixed maturities, available-for-sale	$716,775	$20,861	$1,487,111	$296,349	$2,203,886	$317,210

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of March 31, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $290 million and $313 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of March 31, 2025, the $276 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2024, the $296 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at March 31, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of March 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	March 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$110,851	$109,616
Due after one year through five years	735,279	732,637
Due after five years through ten years	557,861	556,932
Due after ten years	1,688,359	1,425,065
Asset-backed securities	64,751	64,271
Commercial mortgage-backed securities	104,196	99,821
Residential mortgage-backed securities	15,506	15,074
Total fixed maturities, available-for-sale	$3,276,803	$3,003,416
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

The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$2,137	$2,155
Proceeds from maturities/prepayments	41,719	26,605
Gross investment gains from sales and maturities	18	64
Gross investment losses from sales and maturities	(1,106)	(169)
(Addition to) release of allowance for credit losses	(19)	4
(1)There was $(0.2) million and $0.0 million activity from non-cash related proceeds due to the timing of trade settlements for the three months ended March 31, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended March 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	19	0	0	0	19
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$19	$0	$0	$0	$19

	Three Months Ended March 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(4)	(4)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

For additional information regarding the Company's methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended March 31, 2025 the net increase in the allowance for credit losses on available-for-sale securities was primarily related to additions within the communications sector within corporate securities due to adverse projected cash flows.

For the three months ended March 31, 2024 the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a recovery on a structured security.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $0.6 million and $(0.4) million during the three months ended March 31, 2025 and 2024, respectively.

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was less than $1.0 million and $(0.3) million during the three months ended March 31, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$146,914	28.6%	$136,607	28.5%
Health Care Senior Living(1)	3,000	0.6	3,000	0.7
Hospitality	11,856	2.3	11,981	2.5
Industrial	175,939	34.3	166,012	34.6
Office	6,751	1.3	6,706	1.4
Retail	50,975	9.9	51,092	10.7
Self-Storage(1)	46,350	9.0	33,762	7.0
Other(1)	8,593	1.7	8,593	1.8
Total commercial mortgage loans	450,378	87.7	417,753	87.2
Agricultural property loans	62,942	12.3	61,288	12.8
Total commercial mortgage and agricultural property loans	513,320	100.0%	479,041	100.0%
Allowance for credit losses	(1,937)		(1,713)
Total net commercial mortgage and agricultural property loans	$511,383		$477,328

(1) Prior period amounts have been updated to conform to current period presentation.

As of March 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (17%), California (12%) and Washington (9%) and included loans secured by properties in Europe (7%), Mexico (2%) and Australia (1%).

The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Three Months Ended March 31,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,670	$43	$1,713	$1,107	$55	$1,162
Addition to (release of) allowance for expected losses	189	35	224	0	(9)	(9)
Allowance, end of period	$1,859	$78	$1,937	$1,107	$46	$1,153

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
For the three months ended March 31, 2025, the net increase in the allowance for credit losses was in the general reserve and primarily related to loan originations. For the three months ended March 31, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was primarily related to net positive credit migration, partially offset by loan originations.

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	March 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$3,270	$67,152	$9,341	$19,703	$2,362	$68,006	$0	$169,834
60%-69.99%	31,752	113,489	63,318	14,941	347	21,711	0	245,558
70%-79.99%	0	19,047	6,336	0	0	4,849	0	30,232
80% or greater	0	0	0	0	0	4,754	0	4,754
Total	$35,022	$199,688	$78,995	$34,644	$2,709	$99,320	$0	$450,378
Debt Service Coverage Ratio:
Greater than 1.2x	$35,022	$195,800	$71,819	$34,644	$2,709	$94,474	$0	$434,468
1.0 - 1.2x	0	3,888	7,176	0	0	4,846	0	15,910
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$35,022	$199,688	$78,995	$34,644	$2,709	$99,320	$0	$450,378
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$0	$32,031	$10,874	$982	$990	$886	$1,040	$46,803
60%-69.99%	0	0	2,000	12,345	0	0	0	14,345
70%-79.99%	1,794	0	0	0	0	0	0	1,794
80% or greater	0	0	0	0	0	0	0	0
Total	$1,794	$32,031	$12,874	$13,327	$990	$886	$1,040	$62,942
Debt Service Coverage Ratio:
Greater than 1.2x	$1,794	$31,031	$12,874	$13,327	$990	$886	$1,040	$61,942
1.0 - 1.2x	0	1,000	0	0	0	0	0	1,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$1,794	$32,031	$12,874	$13,327	$990	$886	$1,040	$62,942

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Amortized Cost by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$65,002	$9,312	$19,739	$2,367	$2,198	$68,971	$0	$167,589
60%-69.99%	115,394	62,665	15,000	347	0	20,157	0	213,563
70%-79.99%	19,060	6,355	0	0	0	6,416	0	31,831
80% or greater	0	0	0	0	0	4,770	0	4,770
Total	$199,456	$78,332	$34,739	$2,714	$2,198	$100,314	$0	$417,753
Debt Service Coverage Ratio:
Greater than 1.2x	$195,535	$71,280	$34,739	$2,714	$2,198	$95,444	$0	$401,910
1.0 - 1.2x	3,921	7,052	0	0	0	4,870	0	15,843
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$199,456	$78,332	$34,739	$2,714	$2,198	$100,314	$0	$417,753
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$32,130	$10,875	$992	$1,002	$0	$904	$1,040	$46,943
60%-69.99%	0	2,000	12,345	0	0	0	0	14,345
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$32,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$61,288
Debt Service Coverage Ratio:
Greater than 1.2x	$31,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$60,288
1.0 - 1.2x	1,000	0	0	0	0	0	0	1,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$32,130	$12,875	$13,337	$1,002	$0	$904	$1,040	$61,288

For additional information regarding the Company's commercial mortgage and other loans credit quality monitoring process, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$450,378	$0	$0	$0	$450,378	$0
Agricultural property loans	62,942	0	0	0	62,942	0
Total	$513,320	$0	$0	$0	$513,320	$0
(1)As of March 31, 2025, there were no loans in this category accruing interest.
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
(2)For additional information regarding the Company’s policies for accruing interest on loans, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For both the three months ended March 31, 2025 and 2024 there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both March 31, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$117,834	$112,001
Hedge funds	62,105	58,312
Real estate-related	7,056	7,118
Subtotal equity method	186,995	177,431
Fair value:
Private equity	220	200
Hedge funds	2	2
Real estate-related	3,466	3,492
Subtotal fair value	3,688	3,694
Total LPs/LLCs	190,683	181,125
Derivative instruments	0	51,930
Other(1)	222	157
Total other invested assets	$190,905	$233,212
(1) Includes tax advantaged investments

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$34,123	$32,587
Commercial mortgage and other loans	2,273	1,980
Policy loans	35,565	25,110
Short-term investments and cash equivalents	590	691
Total accrued investment income	$72,551	$60,368

There were no significant write-downs on accrued investment income for both the three months ended March 31, 2025 and 2024.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$36,492	$27,636
Fixed maturities, trading	140	149
Equity securities	0	91
Commercial mortgage and other loans	6,855	3,241
Policy loans	12,830	12,804
Other invested assets	4,474	4,119
Short-term investments and cash equivalents	1,857	3,295
Gross investment income	62,648	51,335
Less: investment expenses	(1,722)	(1,308)
Net investment income	$60,926	$50,027

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Fixed maturities(1)	$(1,107)	$(101)
Commercial mortgage and other loans	(224)	9
Derivatives	(16,155)	(4,046)
Short-term investments and cash equivalents	(2)	(10)
Ceded income on modified coinsurance assets(2)	(20,710)	0
Other	3	0
Realized investment gains (losses), net	$(38,195)	$(4,148)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance payables, primarily reflecting the impact of net investment income on modified coinsurance assets that are ceded to certain reinsurance counterparties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	March 31, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(19)	$(19)
Fixed maturity securities, available-for-sale without an allowance	(273,349)	(307,199)
Derivatives designated as cash flow hedges(1)	9,487	12,310
Other investments	247	288
Net unrealized gains (losses) on investments	$(263,634)	$(294,620)
(1)For additional information regarding cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both March 31, 2025 and December 31, 2024, the Company had no repurchase agreements and no securities lending transactions.

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

Other types of financial contracts that the Company accounts for as derivatives include:
•Embedded derivatives

For detailed information on these contracts and the related strategies, see Note 4 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

	March 31, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$248,137	$10,414	$(2,246)	$225,884	$13,344	$(1,391)
Total Derivatives Designated as Hedge Accounting Instruments:	$248,137	$10,414	$(2,246)	$225,884	$13,344	$(1,391)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$716,600	$4,698	$(8,411)	$484,200	$2,649	$(6,417)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,692	2,655	(237)	33,693	2,782	(216)
Foreign Currency
Foreign Currency Forwards	15,003	24	(357)	12,198	527	0
Equity
Equity Total Return Swaps	729,313	13,690	(13,690)	450,000	28,166	(28,166)
Equity Options	3,676,751	48,078	(119,831)	2,930,701	107,964	(70,799)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$5,171,359	$69,145	$(142,526)	$3,910,792	$142,088	$(105,598)
Total Derivatives(1)(2)	$5,419,496	$79,559	$(144,772)	$4,136,676	$155,432	$(106,989)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $159 million and $241 million as of March 31, 2025 and December 31, 2024, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables and deposit receivables".
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables and deposit receivables) and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

	March 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$79,559	$(79,559)	$0	$0	$0
Total Assets	$79,559	$(79,559)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$144,772	$(83,289)	$61,483	$(61,483)	$0
Total Liabilities	$144,772	$(83,289)	$61,483	$(61,483)	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$155,432	$(103,502)	$51,930	$(51,421)	$509
Total Assets	$155,432	$(103,502)	$51,930	$(51,421)	$509
Offsetting of Financial Liabilities:
Derivatives	$106,989	$(106,989)	$0	$0	$0
Total Liabilities	$106,989	$(106,989)	$0	$0	$0
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,192	$0	$713	$(1,418)	$(2,823)
Total cash flow hedges	1,192	0	713	(1,418)	(2,823)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(6,178)	0	0	0	0
Currency	(471)	0	0	0	0
Currency/Interest Rate	(24)	0	0	1	0
Credit	0	0	0	0	0
Equity	(88,776)	0	0	0	0
Embedded Derivatives	78,102	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(17,347)	0	0	1	0
Total	$(16,155)	$0	$713	$(1,417)	$(2,823)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(95)	$0	$465	$482	$2,653
Total cash flow hedges	(95)	0	465	482	2,653
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,554	0	0	0	0
Currency	197	0	0	0	0
Currency/Interest Rate	618	0	0	8	0
Credit	0	0	0	0	0
Equity	31,818	0	0	0	0
Embedded Derivatives(1)	(38,138)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(3,951)	0	0	8	0
Total	$(4,046)	$0	$465	$490	$2,653
(1) Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$12,310
Amount recorded in AOCI
Currency/Interest Rate	(2,336)
Total amount recorded in AOCI	(2,336)
Amount reclassified from AOCI to income
Currency/Interest Rate	(487)
Total amount reclassified from AOCI to income	(487)
Balance, March 31, 2025	$9,487

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using March 31, 2025 values, it is estimated that a pre-tax gain of $3 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending March 31, 2026.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of March 31, 2025 and December 31, 2024.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our valuation techniques during the period represented by these Unaudited Interim Consolidated Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	March 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$50,028	$0	$	$50,028
Obligations of U.S. states and their political subdivisions	0	136,754	0		136,754
Foreign government securities	0	70,184	0		70,184
U.S. corporate public securities	0	1,675,492	0		1,675,492
U.S. corporate private securities	0	319,832	15,817		335,649
Foreign corporate public securities	0	294,492	0		294,492
Foreign corporate private securities	0	255,383	6,268		261,651
Asset-backed securities(2)	0	56,407	7,864		64,271
Commercial mortgage-backed securities	0	81,097	18,724		99,821
Residential mortgage-backed securities	0	15,074	0		15,074
Subtotal	0	2,954,743	48,673		3,003,416
Market risk benefit assets	0	0	520,236		520,236
Fixed maturities, trading	0	26,694	0		26,694
Equity securities	0	63	0		63
Short-term investments	0	7,768	177		7,945
Cash equivalents	0	162,636	0		162,636
Other invested assets(3)	0	79,559	0	(79,559)	0
Reinsurance recoverables and deposit receivables	0	0	329,758		329,758
Receivables from parent and affiliates	0	0	34,073		34,073
Subtotal excluding separate account assets	0	3,231,463	932,917	(79,559)	4,084,821
Separate account assets(4)(5)	0	12,742,418	0		12,742,418
Total assets	$0	$15,973,881	$932,917	$(79,559)	$16,827,239
Market risk benefit liabilities	$0	$0	$520,236	$	$520,236
Policyholders' account balances	0	0	489,212		489,212
Payables to parent and affiliates	0	144,772	0	(83,289)	61,483
Total liabilities	$0	$144,772	$1,009,448	$(83,289)	$1,070,931

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,806	$0	$	$48,806
Obligations of U.S. states and their political subdivisions	0	146,780	0		146,780
Foreign government securities	0	65,754	0		65,754
U.S. corporate public securities	0	1,546,880	0		1,546,880
U.S. corporate private securities	0	275,923	12,819		288,742
Foreign corporate public securities	0	229,153	0		229,153
Foreign corporate private securities	0	232,200	6,214		238,414
Asset-backed securities(2)	0	41,070	5,550		46,620
Commercial mortgage-backed securities	0	72,544	18,478		91,022
Residential mortgage-backed securities	0	14,766	0		14,766
Subtotal	0	2,673,876	43,061		2,716,937
Market risk benefit assets	0	0	492,444		492,444
Fixed maturities, trading	0	21,252	0		21,252
Equity securities	0	62	0		62
Short-term investments	0	10,222	172		10,394
Cash equivalents	0	167,579	0		167,579
Other invested assets(3)	0	155,432	0	(103,502)	51,930
Reinsurance recoverables and deposit receivables	0	0	265,611		265,611
Receivables from parent and affiliates	0	0	30,136		30,136
Subtotal excluding separate account assets	0	3,028,423	831,424	(103,502)	3,756,345
Separate account assets(4)(5)	0	13,251,913	0		13,251,913
Total assets	$0	$16,280,336	$831,424	$(103,502)	$17,008,258
Market risk benefit liabilities	$0	$0	$492,444	$	$492,444
Policyholders' account balances	0	0	506,305		506,305
Payables to parent and affiliates	0	106,989	0	(106,989)	0
Total liabilities	$0	$106,989	$998,749	$(106,989)	$998,749
(1)“Netting” amounts represent cash collateral of $(4) million and $(3) million as of March 31, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, education loans and auto loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both March 31, 2025 and December 31, 2024, the fair value of such investments was $3.7 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. As of March 31, 2025 and December 31, 2024, the fair value of such investments was $1,270 million and $1,256 million, respectively.
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

	March 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$19,935	Discounted cash flow	Discount rate	8.57%	13.54%	11.10%	Decrease
Commercial mortgage-backed securities	$18,724	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(4)	$520,236	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.41%	1.83%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$329,758	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.41%	1.83%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$34,073	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$520,236	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.41%	1.83%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$489,212	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.41%	1.83%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,803	Discounted cash flow	Discount rate	8.74%	13.91%	11.72%	Decrease
Commercial mortgage-backed securities	$18,478	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.29%	1.71%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$265,611	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$30,136	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$506,305	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.73%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of March 31, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both March 31, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended March 31, 2025(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,033	$149	$3,317	$0	$0	$(414)	$0	$0	$0	$22,085	$147
Structured securities(3)	24,028	363	2,301	0	0	(104)	0	0	0	26,588	372
Other assets:
Short-term investments	172	(32)	174	(137)	0	0	0	0	0	177	(32)
Reinsurance recoverables and deposit receivables(4)	265,611	857	63,290	0	0	0	0	0	0	329,758	60,506
Receivables from parent and affiliates	30,136	0	4,887	(901)	0	(49)	0	0	0	34,073	0
Liabilities:
Policyholders' account balances(4)	(506,305)	77,389	0	0	(60,296)	0	0	0	0	(489,212)	19,572

	Three Months Ended March 31, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$520	$(8)	$0	$0	$519
Other assets:
Short-term investments	0	0	(32)	0	0	0	(32)
Reinsurance recoverables and deposit receivables	857	0	0	0	60,506	0	0
Liabilities:
Policyholders' account balances	77,389	0	0	0	19,572	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,629	$(68)	$733	$(51)	$0	$(187)	$0	$0	$0	$20,056	$(68)
Structured securities(3)	19,204	47	0	0	0	(93)	0	0	0	19,158	56
Other assets:
Equity securities	4,541	(335)	272	0	0	0	0	0	0	4,478	(335)
Reinsurance recoverables and deposit receivables(4)(7)(8)	69,745	(5,521)	32,218	0	0	0	0	0	0	96,442	(35,090)
Receivables from parent and affiliates	0	0	11,117	0	0	0	0	0	0	11,117	0
Liabilities:
Policyholders' account balances(4)	(237,316)	(32,725)	0	0	(27,642)	0	0	0	0	(297,683)	(1,472)

	Three Months Ended March 31, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$(13)	$(8)	$0	$0	$(12)
Other assets:
Equity securities	0	(335)	0	0	0	(335)	0
Reinsurance recoverables and deposit receivables(7)(8)	(5,521)	0	0	0	(35,090)	0	0
Liabilities:
Policyholders' account balances	(32,725)	0	0	0	(1,472)	0	0
(1)Unrealized gains or losses related to assets still held at the end of the period do not include amortization or accretion of premiums and discounts.
(2)Includes U.S. corporate private securities and foreign corporate private securities.
(3)Includes asset-backed and commercial mortgage-backed securities.
(4)Purchases/issuances and settlements for Policyholders' account balances and Reinsurance recoverables and deposit receivables are presented net in the rollforward.
(5)Excludes MRB assets of $520 million and $493 million and MRB liabilities of $520 million and $493 million for the periods ended March 31, 2025 and 2024, respectively. See Note 10 for additional information.
(6)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(7)Prior period amounts have been updated to conform to current period presentation.
(8)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.

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

	March 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$514,748	$514,748	$511,383
Policy loans	0	0	1,118,771	1,118,771	1,118,771
Cash and cash equivalents	277	0	0	277	277
Accrued investment income	0	72,551	0	72,551	72,551
Reinsurance recoverables and deposit receivables	0	0	24,202	24,202	25,206
Receivables from parent and affiliates	0	22,382	0	22,382	22,382
Other assets	0	7,369	0	7,369	7,369
Total assets	$277	$102,302	$1,657,721	$1,760,300	$1,757,939
Liabilities:
Policyholders’ account balances - investment contracts	$0	$127,196	$32,146	$159,342	$160,346
Payables to parent and affiliates	0	2,048	0	2,048	2,048
Other liabilities	0	75,235	0	75,235	75,235
Total liabilities	$0	$204,479	$32,146	$236,625	$237,629

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$473,122	$473,122	$477,328
Policy loans	0	0	1,118,589	1,118,589	1,118,589
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	3,246	0	0	3,246	3,246
Accrued investment income	0	60,368	0	60,368	60,368
Reinsurance recoverables and deposit receivables	0	0	24,111	24,111	25,915
Receivables from parent and affiliates	0	40,630	0	40,630	40,630
Other assets	0	3,396	0	3,396	3,396
Total assets	$4,246	$104,394	$1,615,822	$1,724,462	$1,730,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$126,224	$32,028	$158,252	$160,056
Payables to parent and affiliates	0	462	0	462	462
Other liabilities	0	67,206	0	67,206	67,206
Total liabilities	$0	$193,892	$32,028	$225,920	$227,724

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
6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Three Months Ended March 31, 2025
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$67,323	$349,993	$417,316
Capitalization	4,897	13,439	18,336
Amortization expense	(1,181)	(3,832)	(5,013)
Balance, end of period	$71,039	$359,600	$430,639

	Three Months Ended March 31, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,007	$311,131	$393,138
Capitalization	4,894	11,191	16,085
Amortization expense	(2,028)	(3,692)	(5,720)
Other(1)	0	(5,420)	(5,420)
Balance, end of period	$84,873	$313,210	$398,083
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Three Months Ended March 31, 2025
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$14,578	$50,800	$65,378
Amortization expense	(332)	(1,178)	(1,510)
Other	(2)	0	(2)
Balance, end of period	$14,244	$49,622	$63,866

	Three Months Ended March 31, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$15,968	$0	$15,968
Amortization expense	(358)	0	(358)
Other	1	0	1
Balance, end of period	15,611	$0	$15,611

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Three Months Ended March 31,
	2025	2024
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$208,644	$0
Amortization	(2,205)	(2,246)
Other(1)(2)	0	188,782
Balance, end of period	$206,439	$186,536
(1)Other includes the impact of the Universal Life reinsurance transaction with PAR U, PURE and Prudential Insurance. See Note 11 for additional information.
(2)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,038,637	$8,454,468
Fixed Income	3,898,420	4,030,334
Other	805,361	767,111
Other invested assets	1,270,139	1,255,640
Total	$14,012,557	$14,507,553
For the three months ended March 31, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Three Months Ended March 31, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,578,627	$5,928,926	$14,507,553
Deposits	22,459	61,373	83,832
Investment performance	(14,862)	(111,168)	(126,030)
Policy charges	(50,086)	(29,365)	(79,451)
Surrenders and withdrawals	(320,950)	(21,615)	(342,565)
Benefit payments	(1,364)	(12,745)	(14,109)
Net transfers (to) from general account	(11,693)	(15,489)	(27,182)
Other	229	10,280	10,509
Balance, end of period	$8,202,360	$5,810,197	$14,012,557

Cash surrender value(1)	$8,106,468	$5,689,155	$13,795,623

	Three Months Ended March 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	14,902	51,409	66,311
Investment performance	387,889	370,777	758,666
Policy charges	(53,559)	(26,763)	(80,322)
Surrenders and withdrawals	(266,474)	(17,144)	(283,618)
Benefit payments	(1,506)	(10,415)	(11,921)
Net transfers (to) from general account	(3,588)	(11,402)	(14,990)
Other	178	9,591	9,769
Balance, end of period	$9,142,019	$5,378,979	$14,520,998

Cash surrender value(1)	$9,014,812	$5,258,835	$14,273,647
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

	Three Months Ended March 31, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,287,544	$0	$1,287,544
Effect of cumulative changes in discount rate assumptions, beginning of period	75,036	0	75,036
Balance at original discount rate, beginning of period	1,362,580	0	1,362,580
Effect of actual variances from expected experience and other activity	(11,312)	0	(11,312)
Adjusted balance, beginning of period	1,351,268	0	1,351,268
Issuances	25,305	591	25,896
Net premiums / considerations collected	(39,485)	(591)	(40,076)
Interest accrual	16,018	0	16,018
Balance at original discount rate, end of period	1,353,106	0	1,353,106
Effect of cumulative changes in discount rate assumptions, end of period	(61,249)	0	(61,249)
Balance, end of period	$1,291,857	$0	$1,291,857

	Three Months Ended March 31, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,499,241	$20,516	$2,519,757
Effect of cumulative changes in discount rate assumptions, beginning of period	164,980	1,477	166,457
Balance at original discount rate, beginning of period	2,664,221	21,993	2,686,214
Effect of actual variances from expected experience and other activity	(14,592)	(81)	(14,673)
Adjusted balance, beginning of period	2,649,629	21,912	2,671,541
Issuances	25,305	592	25,897
Interest accrual	32,383	211	32,594
Benefit payments	(43,277)	(690)	(43,967)
Other adjustments	(44)	0	(44)
Balance at original discount rate, end of period	2,663,996	22,025	2,686,021
Effect of cumulative changes in discount rate assumptions, end of period	(137,553)	(1,071)	(138,624)
Balance, end of period	$2,526,443	$20,954	$2,547,397

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,234,586	$20,954	$1,255,540
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,234,600	20,954	1,255,554
Less: Reinsurance recoverables	1,170,444	20,954	1,191,398
Balance after reinsurance recoverables, end of period, post-flooring	$64,156	$0	$64,156

	Three Months Ended March 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of actual variances from expected experience and other activity	(21,792)	90	(21,702)
Adjusted balance, beginning of period	1,396,942	90	1,397,032
Issuances	24,393	639	25,032
Net premiums / considerations collected	(40,799)	(729)	(41,528)
Interest accrual	16,394	0	16,394
Balance at original discount rate, end of period	1,396,930	0	1,396,930
Effect of cumulative changes in discount rate assumptions, end of period	(56,897)	0	(56,897)
Balance, end of period	$1,340,033	$0	$1,340,033

	Three Months Ended March 31, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of actual variances from expected experience and other activity	(29,994)	62	(29,932)
Adjusted balance, beginning of period	2,633,897	20,061	2,653,958
Issuances	24,393	639	25,032
Interest accrual	32,144	177	32,321
Benefit payments	(32,730)	(654)	(33,384)
Other adjustments	(899)	1	(898)
Balance at original discount rate, end of period	2,656,805	20,224	2,677,029
Effect of cumulative changes in discount rate assumptions, end of period	(105,493)	(1,796)	(107,289)
Balance, end of period	$2,551,312	$18,428	$2,569,740

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,211,279	$18,428	$1,229,707
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,211,293	18,428	1,229,721
Less: Reinsurance recoverables	1,036,843	18,428	1,055,271
Balance after reinsurance recoverables, end of period, post-flooring	$174,450	$0	$174,450
The following tables provide supplemental information related to the balances of and changes in Benefit Reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Three Months Ended March 31, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,008,591	$0
Discounted expected future gross premiums (at original discount rate)	$1,997,910	$0
Discounted expected future gross premiums (at current discount rate)	$1,918,502	$0
Undiscounted expected future benefits and expenses	$4,304,652	$28,939
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.21%	3.97%
Weighted-average interest rate (at current discount rate)	5.47%	5.41%

	Three Months Ended March 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,007,181	$0
Discounted expected future gross premiums (at original discount rate)	$2,011,489	$0
Discounted expected future gross premiums (at current discount rate)	$1,938,769	$0
Undiscounted expected future benefits and expenses	$4,286,686	$26,109
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.26%	3.71%
Weighted-average interest rate (at current discount rate)	5.31%	5.21%
For additional information regarding observable market information and the techniques used to determine the interest rate assumptions seen above, see Note 2 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
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

For both the first three months of 2025 and 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,513	$1,365
Effect of actual variances from expected experience and other activity	(4)	34
Adjusted balance, beginning of period	1,509	1,399
Profits deferred	553	216
Interest accrual	20	14
Amortization	(62)	(53)
Other adjustments	(1)	0
Balance, end of period, post-flooring	2,019	1,576
Less: Reinsurance recoverables	2,019	1,576
Balance after reinsurance recoverables, end of period	$0	$0
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") and guaranteed minimum income benefits ("GMIB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$1,134,475	$986,166
Flooring impact and amounts in AOCI	32,954	56,487
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,167,429	1,042,653
Effect of actual variances from expected experience and other activity(1)	(1,400)	(13,723)
Adjusted balance, beginning of period	1,166,029	1,028,930
Assessments collected(2)	24,678	23,439
Interest accrual	9,812	8,986
Benefits paid	(5,566)	(5,955)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,194,953	1,055,400
Flooring impact and amounts in AOCI	(25,313)	(103,881)
Balance, including amounts in AOCI, end of period, post-flooring	1,169,640	951,519
Less: Reinsurance recoverables(1)	1,135,514	926,120
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$34,126	$25,399
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(2)Represents the portion of gross assessments required to fund the future policy benefits.

	Three Months Ended March 31,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	26	27
Weighted-average interest rate (at original discount rate)	3.37%	3.43%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, Benefit Reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for Future Policy Benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,255,554	$1,229,721
Deferred profit liability, end of period, post-flooring	2,019	1,576
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring(1)	1,169,640	951,519
Subtotal of amounts disclosed above	2,427,213	2,182,816
Other Future policy benefits reserves(2)	141,598	176,241
Total Future policy benefits	$2,568,811	$2,359,057
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(2)Primarily represents balances for which disaggregated rollforward disclosures are not required, including unpaid claims and claims expenses, and incurred but not reported and in course of settlement claim liabilities.
Revenue and Interest Expense
The following tables present revenue and interest expense related to Benefit Reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Three Months Ended March 31, 2025
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$57,424	$0	$1,153	$58,577
Deferred profit liability	0	0	(506)	(506)
Additional insurance reserves	0	63,422	0	63,422
Total	$57,424	$63,422	$647	$121,493

	Three Months Ended March 31, 2024
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$59,673	$0	$950	$60,623
Deferred profit liability	0	0	(211)	(211)
Additional insurance reserves	0	56,772	0	56,772
Total	$59,673	$56,772	$739	$117,184
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2025
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$16,365	$0	$211	$16,576
Deferred profit liability	0	0	20	20
Additional insurance reserves	0	9,812	0	9,812
Total	$16,365	$9,812	$231	$26,408

	Three Months Ended March 31, 2024
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$15,749	$0	$177	$15,926
Deferred profit liability	0	0	14	14
Additional insurance reserves	0	8,986	0	8,986
Total	$15,749	$8,986	$191	$24,926
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Three Months Ended March 31, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Deposits	563	217,759	63,005	281,327
Interest credited	249	10,105	15,640	25,994
Policy charges	(12)	(88)	(35,803)	(35,903)
Surrenders and withdrawals	(1,546)	(13,376)	(45,121)	(60,043)
Benefit payments	(569)	(886)	(2,694)	(4,149)
Net transfers (to) from separate account	0	11,693	15,489	27,182
Change in market value and other adjustments(1)	0	(79,543)	2,154	(77,389)
Balance, end of period	$35,138	$1,516,227	$3,100,774	$4,652,139
Unearned revenue reserve				436,009
Other				9,960
Total Policyholders' account balance				$5,098,108

Weighted-average crediting rate	2.78%	2.80%	2.02%	2.27%
Net amount at risk(2)	$0	$0	$35,937,995	$35,937,995
Cash surrender value(3)	$7,824	$1,466,741	$2,780,083	$4,254,648

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	1,104	100,818	54,248	156,170
Interest credited	212	3,909	15,275	19,396
Policy charges	(14)	(49)	(36,657)	(36,720)
Surrenders and withdrawals	(1,473)	(11,039)	(33,506)	(46,018)
Benefit payments	(155)	(713)	(2,681)	(3,549)
Net transfers (to) from separate account	0	3,588	11,402	14,990
Change in market value and other adjustments(1)	0	29,526	3,199	32,725
Balance, end of period	$34,699	$718,621	$3,040,026	$3,793,346
Unearned revenue reserve				383,842
Other				9,568
Total Policyholders' account balance				$4,186,756

Weighted-average crediting rate	2.43%	2.38%	2.01%	2.08%
Net amount at risk (2)	$0	$0	$34,482,721	$34,482,721
Cash surrender value(3)	$8,414	$690,349	$2,708,499	$3,407,262
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	March 31, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	800	0	0	0	800
2.00% - 2.99%	20,861	0	0	0	20,861
3.00% - 4.00%	7,145	0	0	0	7,145
Greater than 4.00%	0	0	0	0	0
Total	$28,806	$0	$0	$0	$28,806
Variable Annuities
Less than 1.00%	$1,124	$0	$0	$0	$1,124
1.00% - 1.99%	73,256	79,414	1,509	0	154,179
2.00% - 2.99%	1,625	2	0	0	1,627
3.00% - 4.00%	93,293	0	0	0	93,293
Greater than 4.00%	137	0	0	0	137
Total	$169,435	$79,416	$1,509	$0	$250,360
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$33,683	$33,683
1.00% - 1.99%	33,413	0	307,258	197,207	537,878
2.00% - 2.99%	4,633	166,855	174,855	44,046	390,389
3.00% - 4.00%	318,007	166,213	911,484	0	1,395,704
Greater than 4.00%	361,528	0	0	0	361,528
Total	$717,581	$333,068	$1,393,597	$274,936	$2,719,182

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	March 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,042	0	0	0	1,042
2.00% - 2.99%	18,421	0	0	0	18,421
3.00% - 4.00%	7,586	0	0	0	7,586
Greater than 4.00%	0	0	0	0	0
Total	$27,049	$0	$0	$0	$27,049
Variable Annuities
Less than 1.00%	$1,720	$0	$0	$0	$1,720
1.00% - 1.99%	168,733	6,572	0	0	175,305
2.00% - 2.99%	1,329	0	0	0	1,329
3.00% - 4.00%	107,051	1,017	0	0	108,068
Greater than 4.00%	132	0	0	0	132
Total	$278,965	$7,589	$0	$0	$286,554
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$29,485	$29,485
1.00% - 1.99%	23,881	0	279,047	192,989	495,917
2.00% - 2.99%	4,372	159,463	197,155	16,753	377,743
3.00% - 4.00%	247,602	259,014	899,849	0	1,406,465
Greater than 4.00%	370,186	0	0	0	370,186
Total	$646,041	$418,477	$1,376,051	$239,227	$2,679,796
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Three Months Ended March 31,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$423,240	$370,258
Unearned revenue	17,634	17,995
Amortization expense	(4,865)	(4,411)
Balance, end of period	$436,009	$383,842

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Three Months Ended March 31, 2025
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$190,687	$(190,687)	$0
Effect of cumulative changes in non-performance risk	61,123	0	61,123
Balance, beginning of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Attributed fees collected	24,145	(24,145)	0
Claims paid	(520)	520	0
Interest accrual	3,045	(3,045)	0
Actual in force different from expected	1,089	(1,089)	0
Effect of changes in interest rates	39,126	(39,126)	0
Effect of changes in equity markets	18,609	(18,609)	0
Issuances	2,196	(2,196)	0
Other adjustments	(40)	40	0
Effect of changes in current period counterparty non-performance risk	0	14,450	14,450
Balance, end of period, before effect of changes in non-performance risk	339,460	(263,887)	75,573
Effect of cumulative changes in non-performance risk	(75,573)	0	(75,573)
Balance, end of period	$263,887	$(263,887)	$0

	Three Months Ended March 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	26,214	(26,214)	0
Claims paid	(761)	761	0
Interest accrual	5,813	(5,813)	0
Actual in force different from expected	518	(518)	0
Effect of changes in interest rates	(78,746)	78,746	0
Effect of changes in equity markets	(73,358)	73,358	0
Issuances	650	(650)	0
Other adjustments	585	(585)	0
Effect of changes in current period counterparty non-performance risk	0	(21,341)	(21,341)
Balance, end of period, before effect of changes in non-performance risk	283,063	(204,027)	79,036
Effect of cumulative changes in non-performance risk	(79,036)	0	(79,036)
Balance, end of period	$204,027	$(204,027)	$0

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

The following table presents accompanying information to the rollforward table above.

	March 31, 2025	March 31, 2024
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$764,091	$680,353
Weighted-average attained age of contractholders	71	70
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	March 31, 2025	March 31, 2024
	Variable Annuities
	(in thousands)
Direct and assumed	$128,174	$144,482
Ceded	392,062	348,510
Total market risk benefit assets	$520,236	$492,992

Direct and assumed	$392,062	$348,510
Ceded	128,174	144,482
Total market risk benefit liabilities	$520,236	$492,992

Net balance	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
11.    REINSURANCE

The Company participates in reinsurance with its affiliates PARCC, PAR U, PURE, its parent companies, Pruco Life and Prudential Insurance, and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term ("YRT") and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$5,192,757	$4,929,428
Policy loans	(32,578)	(32,760)
Deferred policy acquisition costs	(648,596)	(647,934)
Deferred sales inducements	(31,971)	(32,573)
Market risk benefit assets	392,062	341,565
Other assets	69,422	70,934
Market risk benefit liabilities	128,175	150,878
Reinsurance payables	1,671,321	1,440,264
Other liabilities	206,338	208,543
Reinsurance recoverables and deposit receivables by counterparty were as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Prudential Insurance	$2,020,945	$1,856,410
PARCC	1,186,468	1,173,578
Pruco Life	1,000,282	914,840
PURE	983,037	981,917
PAR U	0	380
Unaffiliated	2,025	2,303
Total reinsurance recoverables and deposit receivables	$5,192,757	$4,929,428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Premiums:
Direct	$59,876	$59,878
Ceded	(48,853)	(48,719)
Net premiums	11,023	11,159
Policy charges and fee income:
Direct	91,243	90,440
Assumed	4,214	13,066
Ceded(1)(2)	(79,663)	233,635
Net policy charges and fee income	15,794	337,141
Net investment income:
Direct	61,205	50,372
Ceded	(279)	(345)
Net investment income	60,926	50,027
Asset administration fees:
Direct	9,249	9,290
Ceded	(6,202)	(6,668)
Net asset administration fees	3,047	2,622
Other income (loss):
Direct	1,154	(985)
Ceded	1,650	2,311
Net other income	2,804	1,326
Realized investment gains (losses), net:
Direct	(18,209)	1,265
Ceded(1)	(19,986)	(5,413)
Realized investment gains (losses), net	(38,195)	(4,148)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	(63,505)	145,162
Ceded	49,054	(123,821)
Net change in value of market risk benefits, net of related hedging gains (losses)	(14,451)	21,341
Policyholders’ benefits (including change in reserves):
Direct(1)	120,755	106,943
Assumed	42	0
Ceded(1)(3)	(107,837)	437,150
Net policyholders’ benefits (including change in reserves)	12,960	544,093
Change in estimates of liability for future policy benefits:
Direct	(1,330)	9,247
Ceded	1,765	(13,075)
Net change in estimates of liability for future policy benefits	435	(3,828)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended March 31,
	2025	2024
Interest credited to policyholders’ account balances:
Direct	36,958	30,405
Ceded	(18,131)	(10,383)
Net interest credited to policyholders’ account balances	18,827	20,022
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization(1)	(30,663)	(62,847)
(1)Amounts reflect revision to prior period Financial Statements. See Note 16 for additional information.
(2)Includes $(1.3) million of unaffiliated activity for both the three months ended March 31, 2025 and 2024.
(3)Includes $(1.0) million and $0 million of unaffiliated activity for the three months ended March 31, 2025 and 2024, respectively.

The gross and net amounts of life insurance face amount in force were as follows:

	March 31, 2025	March 31, 2024
	(in thousands)
Direct gross life insurance face amount in force	$156,977,679	$154,609,232
Reinsurance ceded	(147,786,094)	(141,317,963)
Net life insurance face amount in force	$9,191,585	$13,291,269
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

Effective April 1, 2016 , the Company entered into a reinsurance agreement with Prudential Insurance to reinsure its variable annuity base contracts, along with the living benefit guarantees. As of December 31, 2020, the Company discontinued the sales of traditional variable annuities guaranteed living benefit riders. This discontinuation has no impact on the reinsurance agreement between Prudential Insurance and the Company. Effective February 1, 2023, the Company began selling indexed variable annuities products, which is reinsured to Prudential Insurance through the existing reinsurance agreement. The reinsurance of the indexed variable annuities transfers all significant risks, including mortality risk, embedded in the reinsured contracts to Prudential Insurance. As a result of the agreement, reinsurance payables includes the ceded modified coinsurance arrangement, which reflects the value of the invested assets retained by the Company and the associated asset returns.

PAR U

Effective July 1, 2012 , the Company reinsures 95% of all risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.

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

The Company's income tax provision amounted to an income tax benefit of $(0.9) million, or 11.14% of income (loss) from operations before income taxes in the first three months of 2025, compared to $(48.9) million, or 38.11%, in the first three months of 2024. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the three months ended March 31, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(1,279)	$(197,236)	$14,809	$48,289	$(135,417)
Change in OCI before reclassifications	242	25,412	(429)	14,451	39,676
Amounts reclassified from AOCI	0	620	0	0	620
Income tax benefit (expense)	(42)	(5,461)	90	(3,034)	(8,447)
Balance, March 31, 2025	$(1,079)	$(176,665)	$14,470	$59,706	$(103,568)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	(100)	(42,547)	6,463	(21,341)	(57,525)
Amounts reclassified from AOCI	0	(751)	0	0	(751)
Income tax benefit (expense)	16	9,098	(1,357)	4,481	12,238
Balance, March 31, 2024	$(1,163)	$(164,317)	$9,475	$62,440	$(93,565)
(1)Includes cash flow hedges of $9 million and $12 million as of March 31, 2025 and December 31, 2024, respectively, and $8 million and $5 million as of March 31, 2024 and December 31, 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$487	$852
Net unrealized investment gains (losses) on available-for-sale securities	(1,107)	(101)
Total net unrealized investment gains (losses)(4)	(620)	751
Total reclassifications for the period	$(620)	$751
(1)All amounts are shown before tax.
(2)Positive amounts indicate gains/benefits reclassified out of AOCI. Negative amounts indicate losses/costs reclassified out of AOCI.
(3)See Note 4 for additional information on cash flow hedges.
(4)See table below for additional information on unrealized investment gains (losses), including the impact on future policy benefits, policyholders’ account balances.
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$(19)	$(294,601)	$(28,133)	$73,108	$52,409	$(197,236)
Net investment gains (losses) on investments arising during the period	3	30,363	0	0	(6,371)	23,995
Reclassification adjustment for (gains) losses included in net income	0	620	0	0	(130)	490
Impact of net unrealized investment (gains) losses	0	0	3,669	(8,623)	1,040	(3,914)
Balance, March 31, 2025	$(16)	$(263,618)	$(24,464)	$64,485	$46,948	$(176,665)
(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables and deposit receivables.

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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million for both the three months ended March 31, 2025 and 2024. The expense charged to the Company for the deferred compensation program was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.2 million for both the three months ended March 31, 2025 and 2024.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.4 million for both the three months ended March 31, 2025 and 2024.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.1 million for both the three months ended March 31, 2025 and 2024.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $11 million for the three months ended March 31, 2025.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $21 million and $14 million for the three months ended March 31, 2025 and 2024, respectively.

The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $3 million and $4 million for the three months ended March 31, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $2,838 million and $2,861 million at March 31, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $7 million and $6 million for the three months ended March 31, 2025 and 2024, respectively. The Company retains 10% of the mortality risk associated with these COLI policies up to $0.1 million per individual policy.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $894 million and $897 million as of March 31, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $10 million for both the three months ended March 31, 2025 and 2024.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million for both the three months ended March 31, 2025 and 2024. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $78 million and $71 million of investments in joint ventures as of March 31, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains(losses) of $2 million for both the three months ended March 31, 2025 and 2024.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $6 million and $7 million for the three months ended March 31, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $2 million for the three months ended March 31, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at March 31, 2025 and December 31, 2024 is as follows:

	Maturity Dates	Interest Rates			March 31, 2025	December 31, 2024
					(in thousands)
U.S. dollar fixed rate notes	2032	0.00%	-	10.30%	$34,072	$30,135
Total notes receivable - affiliated(1)					$34,072	$30,135
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

Accrued interest receivable related to these loans was $0.0 million as of both March 31, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues related to these loans were $0.0 million for both the three months ended March 31, 2025 and 2024, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the three months ended March 31, 2025 and for the year ended December 31, 2024.

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

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding to affiliates as of both March 31, 2025 and December 31, 2024.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended March 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Contributed Capital and Dividends

Through March 2025 and December 2024, the Company did not receive any capital contributions from Pruco Life.

Through March 2025 and December 2024, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of March 31, 2025 and December 31, 2024, the outstanding balances on these commitments were $29 million and $24 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both March 31, 2025 and December 31, 2024, which is a change of $0.0 million for the three months ended March 31, 2025. There was no change in allowance for credit losses for the three months ended March 31, 2024. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of March 31, 2025 and December 31, 2024, $138 million and $127 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three months ended March 31, 2025 or 2024.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of March 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

The following discussion of litigation and regulatory matters provides an update of those matters discussed in Note 16 to the Company's Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and should be read in conjunction with the complete descriptions provided in the Form 10-K.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
16.    REVISION TO PRIOR PERIOD FINANCIAL STATEMENTS
Revision to Financial Statements as of and for the Three Months Ended March 31, 2024
As previously disclosed in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024, the Company identified errors which impacted the previously issued interim Financial Statements for the three months ended March 31, 2024. Certain life insurance reserves and a reinsurance recoverable balance associated with the modified coinsurance agreement with Prudential Insurance were not properly accounted for. Prior period amounts have been revised in the Unaudited Interim Financial Statements to correct these errors as shown below. See the Company's Annual Report on Form 10-K for the year-ended December 31, 2024 for more information.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Unaudited Interim Statements of Cash Flows

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,914)	$7,524	$(79,390)
Policy charges and fee income(1)	(73,035)	(6,192)	(79,227)
Realized investment (gains) losses, net	4,591	(443)	4,148
Change in:
Future policy benefits and other insurance liabilities	98,729	(30,838)	67,891
Reinsurance related balances(1)	122,664	37,048	159,712
Income taxes	(53,545)	4,633	(48,912)
Other, net(1)	7,646	(11,732)	(4,086)
Cash flows from (used in) operating activities	(18,869)	0	(18,869)
(1)As previously reported balances have been updated to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of March 31, 2025, compared with December 31, 2024, and its results of operations for the three months ended March 31, 2025 and 2024. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

For additional information regarding interest rate risks, see “Risk Factors—Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of March 31, 2025, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 3.9% near-term mean reversion equity expected rate of return.

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

For further discussion of impacts that could result from changes in these key estimates and assumptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Adoption of New Accounting Pronouncements

See Note 2 to the Unaudited Interim Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position

Total assets increased $0.1 billion from $25.4 billion at December 31, 2024 to $25.5 billion at March 31, 2025. Significant components were:
•Total investments increased $0.3 billion driven by new sales of general account annuity products; and
•Reinsurance recoverables and deposit receivables increased $0.3 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance.
Partially offset by:
•Separate account assets decreased $0.5 billion primarily driven by net outflows and declining equity markets.
Total liabilities remained relatively flat at $24.2 billion as of both December 31, 2024 and March 31, 2025. Significant components were:
•Policyholders' account balances increased $0.2 billion primarily driven by incremental indexed product sales; and
•Reinsurance payables increased $0.2 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance.
Partially offset by:
•Separate account liabilities decreased $0.5 billion corresponding to the decrease in separate account assets, as mentioned above.
Total equity remained relatively flat.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $120 million from a loss of $128 million for the three months ended March 31, 2024 to a loss of $8 million for the three months ended March 31, 2025 primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Partially offset by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.

Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $378 million from $419 million for the three months ended March 31, 2024 to $41 million for the three months ended March 31, 2025 primarily driven by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Benefits and expenses decreased $499 million from $548 million for the three months ended March 31, 2024 to $49 million for the three months ended March 31, 2025 primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
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
Our businesses are subject to comprehensive regulation and supervision by domestic and international regulators. These regulations currently include requirements (many of which are the subject of ongoing rule-making) relating to capital and liquidity management. For information on these regulatory initiatives and their potential impact on us, see “Business—Regulation" and “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Captive Reinsurance Companies:
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Capital-Affiliated Captive Reinsurance Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our use of captive reinsurance companies.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of March 31, 2025 and December 31, 2024, the Company had liquid assets of $3,201 million and $2,920 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $171 million and $182 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, $2,896 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both March 31, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of March 31, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of March 31, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of March 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Unaudited Interim Financial Statements under “—Litigation and Regulatory Matters” for a description of certain pending litigation and regulatory matters affecting us, and certain risks to our business presented by such matters, which is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.

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

Pruco Life Insurance Company of New Jersey

By:	/s/ Markus Coombs
Name:	Markus Coombs
Vice President and Chief Financial Officer

Date: May 9, 2025