Form 10-Q
period 2025-06-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2025-08-08
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 8, 2025, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
June 30, 2025 and December 31, 2024 (in thousands, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (amortized cost: 2025-$3,426,802; 2024-$3,024,155)	$3,182,048	$2,716,937
Fixed maturities, trading, at fair value (amortized cost: 2025-$25,612; 2024-$23,955)	25,394	21,252
Equity securities, at fair value (cost: 2025-$608; 2024-$353)	326	62
Policy loans	1,122,487	1,118,589
Short-term investments	3,404	11,394
Commercial mortgage and other loans (net of $2,143 and $1,713 allowance for credit losses at June 30, 2025 and December 31, 2024, respectively)	580,632	477,328
Other invested assets (includes $26,995 and $55,624 of assets measured at fair value at June 30, 2025 and December 31, 2024, respectively)	214,049	233,212
Total investments	5,128,340	4,578,774
Cash and cash equivalents	131,227	170,825
Deferred policy acquisition costs	444,503	417,316
Accrued investment income	86,311	60,368
Reinsurance recoverables and deposit receivables (includes $350,331 and $265,611 of embedded derivatives at fair value at June 30, 2025 and December 31, 2024, respectively)	5,419,250	4,929,428
Receivables from parent and affiliates	60,563	70,766
Income tax assets	107,767	113,718
Market risk benefit assets	499,710	492,444
Other assets	107,972	76,876
Separate account assets	14,619,516	14,507,553
TOTAL ASSETS	$26,605,159	$25,418,068
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$5,445,237	$4,928,299
Future policy benefits	2,621,272	2,517,483
Market risk benefit liabilities	499,710	492,444
Cash collateral for loaned securities	1,528	0
Reinsurance payables	1,868,475	1,440,264
Short-term debt to affiliates	5,004	0
Payables to parent and affiliates	2,210	462
Other liabilities	260,573	281,973
Separate account liabilities	14,619,516	14,507,553
Total liabilities	25,323,525	24,168,478
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,034,013	1,032,513
Retained earnings	340,410	350,494
Accumulated other comprehensive income (loss)	(94,789)	(135,417)
Total equity	1,281,634	1,249,590
TOTAL LIABILITIES AND EQUITY	$26,605,159	$25,418,068

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2025 and 2024 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $20, $103, $24 and $69 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended June 30, 2025 and 2024 and six months ended June 30, 2025 and 2024, respectively)	$11,661	$11,327	$22,684	$22,486
Policy charges and fee income	26,185	17,476	41,979	354,617
Net investment income	62,328	51,794	123,254	101,821
Asset administration fees	3,040	2,617	6,087	5,239
Other income (loss)	3,490	2,825	6,294	4,151
Realized investment gains (losses), net	(76,968)	(7,450)	(115,163)	(11,598)
Change in value of market risk benefits, net of related hedging gains (losses)	(141)	(5,488)	(14,592)	15,853
TOTAL REVENUES	29,595	73,101	70,543	492,569
BENEFITS AND EXPENSES
Policyholders’ benefits	34,284	23,554	47,244	567,647
Change in estimates of liability for future policy benefits	(20,707)	(356)	(20,272)	(4,184)
Interest credited to policyholders’ account balances	(676)	21,176	18,151	41,198
Amortization of deferred policy acquisition costs	4,960	5,449	9,973	(20,136)
General, administrative and other expenses	14,881	9,463	26,448	22,502
TOTAL BENEFITS AND EXPENSES	32,742	59,286	81,544	607,027
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(3,147)	13,815	(11,001)	(114,458)
Income tax expense (benefit)	(42)	7,697	(917)	(41,186)
NET INCOME (LOSS)	$(3,105)	$6,118	$(10,084)	$(73,272)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	459	15	701	(85)
Net unrealized investment gains (losses)	9,977	(35,132)	36,009	(78,430)
Interest rate remeasurement of future policy benefits	537	6,338	108	12,801
Gain (loss) from changes in non-performance risk on market risk benefits	141	5,488	14,592	(15,853)
Total	11,114	(23,291)	51,410	(81,567)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	2,335	(4,891)	10,782	(17,129)
Other comprehensive income (loss), net of taxes	8,779	(18,400)	40,628	(64,438)
Comprehensive income (loss)	$5,674	$(12,282)	$30,544	$(137,710)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Six Months Ended June 30, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$2,000	$1,032,513	$350,494	$(135,417)	$1,249,590
Comprehensive income (loss):
Net income (loss)			(6,979)		(6,979)
Other comprehensive income (loss), net of tax				31,849	31,849
Total comprehensive income (loss)			(6,979)	31,849	24,870
Balance, March 31, 2025	2,000	1,032,513	343,515	(103,568)	1,274,460
Contributed capital		1,500			1,500
Comprehensive income (loss):
Net income (loss)			(3,105)		(3,105)
Other comprehensive income (loss), net of tax				8,779	8,779
Total comprehensive income (loss)			(3,105)	8,779	5,674
Balance, June 30, 2025	$2,000	$1,034,013	$340,410	$(94,789)	$1,281,634

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)			(79,390)		(79,390)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)			(79,390)	(46,038)	(125,428)
Balance, March 31, 2024	2,000	1,032,513	301,750	(93,565)	1,242,698
Comprehensive income (loss):
Net income (loss)			6,118		6,118
Other comprehensive income (loss), net of tax				(18,400)	(18,400)
Total comprehensive income (loss)			6,118	(18,400)	(12,282)
Balance, June 30, 2024	$2,000	$1,032,513	$307,868	$(111,965)	$1,230,416

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,084)	$(73,272)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(8,565)	(9,829)
Interest credited to policyholders’ account balances	18,151	41,198
Realized investment (gains) losses, net	115,163	11,598
Change in value of market risk benefits, net of related hedging (gains) losses	14,592	(15,853)
Change in:
Future policy benefits and other insurance liabilities	128,965	140,578
Reinsurance related-balances(1)	(123,062)	22,627
Accrued investment income	(25,943)	(22,040)
Net payables to (receivables from) parent and affiliates	22,837	30,393
Deferred policy acquisition costs(1)	(27,187)	(27,321)
Income taxes	(4,831)	(39,869)
Derivatives, net	20,667	25,305
Other, net(1)	(32,077)	(25,108)
Cash flows from (used in) operating activities	88,626	58,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	81,808	54,830
Fixed maturities, trading	4,801	900
Equity securities	2	188
Policy loans	18,105	15,057
Ceded policy loans	(2,054)	(24,695)
Short-term investments	9,595	11,875
Commercial mortgage and other loans	4,891	3,439
Other invested assets	16,823	537
Notes receivable from parent and affiliates(1)	2,494	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(502,706)	(223,408)
Fixed maturities, trading	(6,834)	0
Equity securities	(257)	(273)
Policy loans	(17,642)	(16,030)
Ceded policy loans	1,843	2,016
Short-term investments	(1,691)	(16,818)
Commercial mortgage and other loans	(104,214)	(75,808)
Other invested assets	(27,397)	(17,867)
Notes receivable from parent and affiliates(1)	(8,468)	(16,607)
Derivatives, net	(645)	(113)
Other, net	105	0
Cash flows from (used in) investing activities	(531,441)	(302,777)

	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	608,281	487,818
Ceded policyholders’ account deposits	(165,680)	(173,359)
Policyholders’ account withdrawals	(210,885)	(193,844)
Ceded policyholders’ account withdrawals	153,630	155,094
Net change in securities sold under agreement to repurchase and cash collateral for loaned securities	1,528	0
Drafts outstanding	(5,185)	(9,744)
Other, net	21,528	10,596
Cash flows from (used in) financing activities	403,217	276,561
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,598)	32,191
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,825	186,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,227	$218,574
(1)Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions

2025
There were no significant non-cash transactions for the six months ended June 30, 2025.

2024
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of June 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of June 30, 2025

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,690	$0	$1,392	$0	$50,298
Obligations of U.S. states and their political subdivisions	141,264	35	13,783	0	127,516
Foreign government securities	89,684	171	18,722	0	71,133
U.S. public corporate securities	1,944,256	15,394	201,709	0	1,757,941
U.S. private corporate securities	360,444	6,449	7,143	0	359,750
Foreign public corporate securities	362,912	4,531	27,832	0	339,611
Foreign private corporate securities	273,560	15,336	11,527	0	277,369
Asset-backed securities(1)	89,900	288	501	0	89,687
Commercial mortgage-backed securities	97,694	463	4,465	0	93,692
Residential mortgage-backed securities(2)	15,398	178	525	0	15,051
Total fixed maturities, available-for-sale	$3,426,802	$42,845	$287,599	$0	$3,182,048
(1)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$0	$3,041	$0	$48,806
Obligations of U.S. states and their political subdivisions	156,065	23	9,308	0	146,780
Foreign government securities	85,052	10	19,308	0	65,754
U.S. public corporate securities	1,759,560	4,794	217,474	0	1,546,880
U.S. private corporate securities	297,278	1,963	10,499	0	288,742
Foreign public corporate securities	258,728	799	30,374	0	229,153
Foreign private corporate securities	256,820	2,059	20,465	0	238,414
Asset-backed securities(1)	46,956	196	532	0	46,620
Commercial mortgage-backed securities	96,459	0	5,437	0	91,022
Residential mortgage-backed securities(2)	15,390	148	772	0	14,766
Total fixed maturities, available-for-sale	$3,024,155	$9,992	$317,210	$0	$2,716,937
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	June 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$49,917	$1,392	$49,917	$1,392
Obligations of U.S. states and their political subdivisions	52,616	4,539	72,284	9,244	124,900	13,783
Foreign government securities	3,154	107	60,051	18,615	63,205	18,722
U.S. public corporate securities	195,308	9,161	876,695	192,548	1,072,003	201,709
U.S. private corporate securities	40,193	412	115,452	6,731	155,645	7,143
Foreign public corporate securities	25,047	1,039	109,432	26,793	134,479	27,832
Foreign private corporate securities	1,870	85	63,698	11,442	65,568	11,527
Asset-backed securities	13,673	27	5,948	474	19,621	501
Commercial mortgage-backed securities	0	0	78,229	4,465	78,229	4,465
Residential mortgage-backed securities	137	2	11,334	523	11,471	525
Total fixed maturities, available-for-sale	$331,998	$15,372	$1,443,040	$272,227	$1,775,038	$287,599

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	$3	$48,423	$3,038	$48,806	$3,041
Obligations of U.S. states and their political subdivisions	67,690	2,057	74,006	7,251	141,696	9,308
Foreign government securities	3,464	129	61,163	19,179	64,627	19,308
U.S. public corporate securities	427,698	12,874	894,799	204,600	1,322,497	217,474
U.S. private corporate securities	68,806	1,038	107,275	9,461	176,081	10,499
Foreign public corporate securities	68,181	2,154	108,111	28,220	176,292	30,374
Foreign private corporate securities	78,262	2,590	84,669	17,875	162,931	20,465
Asset-backed securities	2,143	12	6,914	520	9,057	532
Commercial mortgage-backed securities	0	0	91,022	5,437	91,022	5,437
Residential mortgage-backed securities	148	4	10,729	768	10,877	772
Total fixed maturities, available-for-sale	$716,775	$20,861	$1,487,111	$296,349	$2,203,886	$317,210

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of June 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $286 million and $313 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $2 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of June 30, 2025, the $272 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors. As of December 31, 2024, the $296 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at June 30, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of June 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	June 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$93,369	$92,965
Due after one year through five years	829,147	841,634
Due after five years through ten years	625,875	639,569
Due after ten years	1,675,419	1,409,450
Asset-backed securities	89,900	89,687
Commercial mortgage-backed securities	97,694	93,692
Residential mortgage-backed securities	15,398	15,051
Total fixed maturities, available-for-sale	$3,426,802	$3,182,048
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$29,325	$1,119	$31,462	$3,274
Proceeds from maturities/prepayments	34,689	27,872	76,408	54,477
Gross investment gains from sales and maturities	1,257	201	1,275	265
Gross investment losses from sales and maturities	(1,104)	(335)	(2,210)	(504)
(Addition to) release of allowance for credit losses	19	(211)	0	(207)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(26.1) million and $(2.9) million for the six months ended June 30, 2025 and 2024, respectively.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$19	$0	$0	$0	$19
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	(19)	0	0	0	(19)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

	Three Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$209	$0	$0	$2	$211

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	19	0	0	0	19
Additions (reductions) on securities with previous allowance	0	0	(19)	0	0	0	(19)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

	Six Months Ended June 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	0	0	0	(4)	(4)
Balance, end of period	$0	$0	$209	$0	$0	$2	$211

For additional information regarding the Company's methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended June 30, 2025, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a release within the communications sector within corporate securities due to a recovery. For the three months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communication sector within corporate securities due to adverse projected cash flows.

For the six months ended June 30, 2025, there has been no change in the allowance for credit losses on available-for-sale securities. For the six months ended June 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communication sector within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $1.5 million and $0.1 million during the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $(0.3) million during the six months ended June 30, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was less than $1.0 million and $(0.2) million during the three months ended June 30, 2025 and 2024, respectively, and less than $1.0 million and $(0.5) million during the six months ended June 30, 2025 and 2024, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$171,032	29.3%	$136,607	28.5%
Health Care Senior Living(1)	3,000	0.5	3,000	0.7
Hospitality	11,733	2.0	11,981	2.5
Industrial	202,011	34.7	166,012	34.6
Office	6,861	1.2	6,706	1.4
Retail	50,792	8.7	51,092	10.7
Self-Storage(1)	57,251	9.8	33,762	7.0
Other(1)	8,593	1.5	8,593	1.8
Total commercial mortgage loans	511,273	87.7	417,753	87.2
Agricultural property loans	71,502	12.3	61,288	12.8
Total commercial mortgage and agricultural property loans	582,775	100.0%	479,041	100.0%
Allowance for credit losses	(2,143)		(1,713)
Total net commercial mortgage and agricultural property loans	$580,632		$477,328
(1)    Prior period amounts have been updated to conform to current period presentation.

As of June 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (15%), California (12%) and Washington (8%) and included loans secured by properties in Europe (7%), Mexico (2%) and Australia (1%).

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,859	$78	$1,937	$1,107	$46	$1,153
Addition to (release of) allowance for expected losses	178	28	206	(51)	(2)	(53)
Allowance, end of period	$2,037	$106	$2,143	$1,056	$44	$1,100

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,670	$43	$1,713	$1,107	$55	$1,162
Addition to (release of) allowance for expected losses	367	63	430	(51)	(11)	(62)
Allowance, end of period	$2,037	$106	$2,143	$1,056	$44	$1,100

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended June 30, 2025, the net increase in the allowance for credit losses was in the general reserve and primarily related to loan originations. For the three months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to net positive credit migration, partially offset by loan originations.

For the six months ended June 30, 2025, the net increase in the allowance for credit losses was in the general reserve and primarily related to loan originations. For the six months ended June 30, 2024, the net decrease in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to net positive credit migration, partially offset by loan originations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	June 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$36,046	$67,519	$21,186	$29,666	$2,356	$67,885	$0	$224,658
60%-69.99%	58,116	111,621	52,890	4,941	347	23,675	0	251,590
70%-79.99%	0	21,097	6,317	0	0	2,873	0	30,287
80% or greater	0	0	0	0	0	4,738	0	4,738
Total	$94,162	$200,237	$80,393	$34,607	$2,703	$99,171	$0	$511,273
Debt Service Coverage Ratio:
Greater than 1.2x	$94,162	$196,380	$72,937	$34,607	$2,703	$94,349	$0	$495,138
1.0 - 1.2x	0	3,857	7,456	0	0	4,822	0	16,135
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$94,162	$200,237	$80,393	$34,607	$2,703	$99,171	$0	$511,273
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$8,212	$32,079	$10,917	$971	$979	$867	$1,356	$55,381
60%-69.99%	0	0	2,000	12,345	0	0	0	14,345
70%-79.99%	1,776	0	0	0	0	0	0	1,776
80% or greater	0	0	0	0	0	0	0	0
Total	$9,988	$32,079	$12,917	$13,316	$979	$867	$1,356	$71,502
Debt Service Coverage Ratio:
Greater than 1.2x	$9,988	$31,079	$12,917	$13,316	$979	$867	$1,356	$70,502
1.0 - 1.2x	0	1,000	0	0	0	0	0	1,000
Less than 1.0x	0	0	0	0	0	0	0	0
Total	$9,988	$32,079	$12,917	$13,316	$979	$867	$1,356	$71,502

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$511,273	$0	$0	$0	$511,273	$0
Agricultural property loans	71,502	0	0	0	71,502	0
Total	$582,775	$0	$0	$0	$582,775	$0
(1)As of June 30, 2025, there were no loans in this category accruing interest.
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

For both the three and six months ended June 30, 2025 and 2024 there were $0.0 million and $14.1 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both June 30, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$110,281	$112,001
Hedge funds	69,689	58,312
Real estate-related	7,084	7,118
Subtotal equity method	187,054	177,431
Fair value:
Private equity	212	200
Hedge funds	0	2
Real estate-related	3,476	3,492
Subtotal fair value	3,688	3,694
Total LPs/LLCs	190,742	181,125
Derivative instruments	23,307	51,930
Other(1)	0	157
Total other invested assets	$214,049	$233,212
(1) Includes tax advantaged investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$37,350	$32,587
Commercial mortgage and other loans	2,483	1,980
Policy loans	45,985	25,110
Short-term investments and cash equivalents	493	691
Total accrued investment income	$86,311	$60,368

There were no write-downs on accrued investment income for both the three and six months ended June 30, 2025 and 2024.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$39,181	$28,997	$75,673	$56,633
Fixed maturities, trading	376	147	516	296
Equity securities	0	91	0	182
Commercial mortgage and other loans	7,557	3,681	14,412	6,922
Policy loans	13,117	13,230	25,947	26,034
Other invested assets	2,356	3,622	6,830	7,741
Short-term investments and cash equivalents	1,667	3,361	3,524	6,656
Gross investment income	64,254	53,129	126,902	104,464
Less: investment expenses	(1,926)	(1,335)	(3,648)	(2,643)
Net investment income	$62,328	$51,794	$123,254	$101,821

Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities(1)	$172	$(345)	$(935)	$(446)
Commercial mortgage and other loans	(206)	53	(430)	62
LPs/LLCs	0	(36)	0	(36)
Derivatives	(60,120)	(7,084)	(76,275)	(11,130)
Short-term investments and cash equivalents	9	(38)	7	(48)
Ceded income on modified coinsurance assets(2)	(16,824)	0	(37,534)	0
Other	1	0	4	0
Realized investment gains (losses), net	$(76,968)	$(7,450)	$(115,163)	$(11,598)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Includes changes in the value of reinsurance payables, primarily reflecting the impact of net investment income on modified coinsurance assets that are ceded to certain reinsurance counterparties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$84	$(19)
Fixed maturity securities, available-for-sale without an allowance	(244,838)	(307,199)
Derivatives designated as cash flow hedges(1)	(8,375)	12,310
Other investments	477	288
Net unrealized gains (losses) on investments	$(252,652)	$(294,620)
(1) For additional information regarding cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending

In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both June 30, 2025 and December 31, 2024, the Company had no repurchase agreements.

The following table sets forth the composition of “Cash collateral for loaned securities,” which represents the liability to return cash collateral received for the following types of securities loaned, as of the dates indicated:

	June 30, 2025			December 31, 2024
	Remaining Contractual Maturities of the Agreements			Remaining Contractual Maturities of the Agreements
	Overnight & Continuous	Up to 30 Days	Total	Overnight & Continuous	Up to 30 Days	Total
	(in thousands)
U.S. public corporate securities	$1,528	$0	$1,528	$0	$0	$0
Total cash collateral for loaned securities(1)	$1,528	$0	$1,528	$0	$0	$0
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

	June 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$246,925	$4,791	$(17,376)	$225,884	$13,344	$(1,391)
Total Derivatives Designated as Hedge Accounting Instruments:	$246,925	$4,791	$(17,376)	$225,884	$13,344	$(1,391)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,431,600	$6,684	$(12,998)	$484,200	$2,649	$(6,417)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	33,083	1,472	(1,279)	33,693	2,782	(216)
Foreign Currency
Foreign Currency Forwards	21,075	4	(879)	12,198	527	0
Equity
Equity Total Return Swaps	729,313	54,378	(54,378)	450,000	28,166	(28,166)
Equity Options	4,962,478	206,415	(169,329)	2,930,701	107,964	(70,799)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$7,177,549	$268,953	$(238,863)	$3,910,792	$142,088	$(105,598)
Total Derivatives(1)(2)	$7,424,474	$273,744	$(256,239)	$4,136,676	$155,432	$(106,989)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $322 million and $241 million as of June 30, 2025 and December 31, 2024, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables and deposit receivables".
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

	June 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$273,744	$(250,437)	$23,307	$(15,405)	$7,902
Total Assets	$273,744	$(250,437)	$23,307	$(15,405)	$7,902
Offsetting of Financial Liabilities:
Derivatives	$256,239	$(256,239)	$0	$0	$0
Total Liabilities	$256,239	$(256,239)	$0	$0	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$155,432	$(103,502)	$51,930	$(51,421)	$509
Total Assets	$155,432	$(103,502)	$51,930	$(51,421)	$509
Offsetting of Financial Liabilities:
Derivatives	$106,989	$(106,989)	$0	$0	$0
Total Liabilities	$106,989	$(106,989)	$0	$0	$0
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(31)	$0	$764	$(3,067)	$(17,862)
Total cash flow hedges	(31)	0	764	(3,067)	(17,862)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(5,226)	0	0	0	0
Currency	(1,276)	0	0	0	0
Currency/Interest Rate	(2,167)	0	0	(34)	0
Credit	0	0	0	0	0
Equity	116,512	0	0	0	0
Embedded Derivatives	(167,932)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(60,089)	0	0	(34)	0
Total	$(60,120)	$0	$764	$(3,101)	$(17,862)

	Six Months Ended June 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,161	$0	$1,476	$(4,486)	$(20,685)
Total cash flow hedges	1,161	0	1,476	(4,486)	(20,685)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(11,405)	0	0	0	0
Currency	(1,747)	0	0	0	0
Currency/Interest Rate	(2,191)	0	0	(33)	0
Credit	0	0	0	0	0
Equity	27,736	0	0	0	0
Embedded Derivatives	(89,829)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(77,436)	0	0	(33)	0
Total	$(76,275)	$0	$1,476	$(4,519)	$(20,685)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(245)	$0	$598	$92	$2,084
Total cash flow hedges	(245)	0	598	92	2,084
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	121	0	0	0	0
Currency	70	0	0	0	0
Currency/Interest Rate	305	0	0	0	0
Credit	0	0	0	0	0
Equity	19,198	0	0	0	0
Embedded Derivatives	(26,533)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(6,839)	0	0	0	0
Total	$(7,084)	$0	$598	$92	$2,084

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(341)	$0	$1,063	$575	$4,736
Total cash flow hedges	(341)	0	1,063	575	4,736
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,676	0	0	0	0
Currency	267	0	0	0	0
Currency/Interest Rate	923	0	0	8	0
Credit	0	0	0	0	0
Equity	51,016	0	0	0	0
Embedded Derivatives	(64,671)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(10,789)	0	0	8	0
Total	$(11,130)	$0	$1,063	$583	$4,736
.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$12,310
Amount recorded in AOCI
Currency/Interest Rate	(22,533)
Total amount recorded in AOCI	(22,533)
Amount reclassified from AOCI to income
Currency/Interest Rate	1,848
Total amount reclassified from AOCI to income	1,848
Balance, June 30, 2025	$(8,375)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using June 30, 2025 values, it is estimated that a pre-tax gain of $2.3 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending June 30, 2026.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of June 30, 2025 and December 31, 2024.

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

For a discussion of the Company's valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 5 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our valuation techniques during the period represented by these Unaudited Interim Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Assets and Liabilities by Hierarchy Level – The tables below present the balances of assets and liabilities reported at fair value on a recurring basis, as of the dates indicated.

	June 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$50,298	$0	$	$50,298
Obligations of U.S. states and their political subdivisions	0	127,516	0		127,516
Foreign government securities	0	71,133	0		71,133
U.S. corporate public securities	0	1,757,941	0		1,757,941
U.S. corporate private securities	0	345,381	14,369		359,750
Foreign corporate public securities	0	339,611	0		339,611
Foreign corporate private securities	0	270,838	6,531		277,369
Asset-backed securities(2)	0	78,573	11,114		89,687
Commercial mortgage-backed securities	0	75,329	18,363		93,692
Residential mortgage-backed securities	0	15,051	0		15,051
Subtotal	0	3,131,671	50,377		3,182,048
Market risk benefit assets	0	0	499,710		499,710
Fixed maturities, trading	0	23,751	1,643		25,394
Equity securities	0	326	0		326
Short-term investments	0	3,404	0		3,404
Cash equivalents	0	129,356	0		129,356
Other invested assets(3)	0	273,744	0	(250,437)	23,307
Reinsurance recoverables and deposit receivables	0	0	350,331		350,331
Receivables from parent and affiliates	0	3,582	32,529		36,111
Subtotal excluding separate account assets	0	3,565,834	934,590	(250,437)	4,249,987
Separate account assets(4)(5)	0	13,300,024	0		13,300,024
Total assets	$0	$16,865,858	$934,590	$(250,437)	$17,550,011
Market risk benefit liabilities	$0	$0	$499,710	$	$499,710
Policyholders' account balances	0	0	672,210		672,210
Payables to parent and affiliates	0	256,239	0	(256,239)	0
Total liabilities	$0	$256,239	$1,171,920	$(256,239)	$1,171,920

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,806	$0	$	$48,806
Obligations of U.S. states and their political subdivisions	0	146,780	0		146,780
Foreign government securities	0	65,754	0		65,754
U.S. corporate public securities	0	1,546,880	0		1,546,880
U.S. corporate private securities	0	275,923	12,819		288,742
Foreign corporate public securities	0	229,153	0		229,153
Foreign corporate private securities	0	232,200	6,214		238,414
Asset-backed securities(2)	0	41,070	5,550		46,620
Commercial mortgage-backed securities	0	72,544	18,478		91,022
Residential mortgage-backed securities	0	14,766	0		14,766
Subtotal	0	2,673,876	43,061		2,716,937
Market risk benefit assets	0	0	492,444		492,444
Fixed maturities, trading	0	21,252	0		21,252
Equity securities	0	62	0		62
Short-term investments	0	10,222	172		10,394
Cash equivalents	0	167,579	0		167,579
Other invested assets(3)	0	155,432	0	(103,502)	51,930
Reinsurance recoverables and deposit receivables	0	0	265,611		265,611
Receivables from parent and affiliates	0	0	30,136		30,136
Subtotal excluding separate account assets	0	3,028,423	831,424	(103,502)	3,756,345
Separate account assets(4)(5)	0	13,251,913	0		13,251,913
Total assets	$0	$16,280,336	$831,424	$(103,502)	$17,008,258
Market risk benefit liabilities	$0	$0	$492,444	$	$492,444
Policyholders' account balances	0	0	506,305		506,305
Payables to parent and affiliates	0	106,989	0	(106,989)	0
Total liabilities	$0	$106,989	$998,749	$(106,989)	$998,749
(1)“Netting” amounts represent cash collateral of $(6) million and $(3) million as of June 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both June 30, 2025 and December 31, 2024, the fair value of such investments was $3.7 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate-owned life insurance fund. As of June 30, 2025 and December 31, 2024, the fair value of such investments was $1,319 million and $1,256 million, respectively.
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

	June 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$19,400	Discounted cash flow	Discount rate	7.92%	13.29%	10.59%	Decrease
Commercial mortgage-backed securities	$18,363	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(4)	$499,710	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.40%	1.82%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables	$350,331	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.40%	1.82%		Decrease
			Option budget(11)	(2)%	7%		Increase
Receivables from parent and affiliates	$32,529	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$499,710	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.40%	1.82%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$672,210	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.40%	1.82%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(2)%	7%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,803	Discounted cash flow	Discount rate	8.74%	13.91%	11.72%	Decrease
Commercial mortgage-backed securities	$18,478	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.29%	1.71%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$265,611	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$30,136	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$506,305	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.73%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
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
(6)The spread over the Secured Overnight Financing Rate (“SOFR”) swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of June 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both June 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended June 30, 2025(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$22,085	$324	$44	$(866)	$0	$(687)	$0	$0	$0	$20,900	$340
Structured securities(3)	26,588	(214)	5,549	0	0	(146)	0	0	(2,300)	29,477	(203)
Other assets:
Fixed maturities, trading	0	64	1,579	0	0	0	0	0	0	1,643	64
Short-term investments	177	9	0	0	0	(186)	0	0	0	0	32
Reinsurance recoverables and deposit receivables(4)	329,758	4,999	15,574	0	0	0	0	0	0	350,331	(129,783)
Receivables from parent and affiliates	34,073	0	0	0	0	(1,544)	0	0	0	32,529	0
Liabilities:
Policyholders' account balances(4)	(489,212)	(166,681)	0	0	(16,317)	0	0	0	0	(672,210)	(30,181)

	Three Months Ended June 30, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(12)	$0	$133	$(11)	$0	$0	$137
Other assets:
Fixed maturities, trading	0	64	0	0	0	64	0
Short-term investments	12	0	(3)	0	0	0	32
Reinsurance recoverables and deposit receivables	4,999	0	0	0	(129,783)	0	0
Liabilities:
Policyholders' account balances	(166,681)	0	0	0	(30,181)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2025(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,033	$473	$3,361	$(866)	$0	$(1,101)	$0	$0	$0	$20,900	$487
Structured securities(3)	24,028	149	7,850	0	0	(250)	0	0	(2,300)	29,477	169
Other assets:
Fixed maturities, trading	0	64	1,579	0	0	0	0	0	0	1,643	64
Short-term investments	172	(23)	174	(137)	0	(186)	0	0	0	0	0
Reinsurance recoverables and deposit receivables(4)	265,611	5,856	78,864	0	0	0	0	0	0	350,331	(69,277)
Receivables from parent and affiliates	30,136	0	4,887	(901)	0	(1,593)	0	0	0	32,529	0
Liabilities:
Policyholders' account balances(4)	(506,305)	(89,292)	0	0	(76,613)	0	0	0	0	(672,210)	(10,610)

	Six Months Ended June 30, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(12)	$0	$653	$(19)	$0	$0	$656
Other assets:
Fixed maturities, trading	0	64	0	0	0	64	0
Short-term investments	12	0	(35)	0	0	0	0
Reinsurance recoverables and deposit receivables	5,856	0	0	0	(69,277)	0	0
Liabilities:
Policyholders' account balances	(89,292)	0	0	0	(10,610)	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(7)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$20,056	$(30)	$4,566	$(36)	$0	$(208)	$(5,550)	$0	$0	$18,798	$(29)
Structured securities(3)	19,158	(267)	0	0	0	(133)	5,550	0	0	24,308	(256)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	4,478	(159)	1	0	0	0	0	0	0	4,320	(159)
Reinsurance recoverables and deposit receivables(4)(8)	96,442	(20,186)	51,033	0	0	0	0	0	0	127,289	(43,624)
Receivables from parent and affiliates	11,117	0	10,179	(4,690)	0	0	0	0	0	16,606	0
Liabilities:
Policyholders' account balances(4)	(297,683)	(6,136)	0	0	(47,211)	0	0	0	0	(351,030)	18,989

	Three Months Ended June 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1)	$0	$(284)	$(12)	$0	$0	$(285)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(159)	0	0	0	(159)	0
Reinsurance recoverables and deposit receivables(8)	(20,186)	0	0	0	(43,624)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(6,136)	0	0	0	18,989	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(7)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,629	$(98)	$5,299	$(87)	$0	$(395)	$(5,550)	$0	$0	$18,798	$(97)
Structured securities(3)	19,204	(220)	0	0	0	(226)	5,550	0	0	24,308	(200)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	4,541	(494)	273	0	0	0	0	0	0	4,320	(494)
Reinsurance recoverables and deposit receivables(4)(8)	69,745	(25,707)	83,251	0	0	0	0	0	0	127,289	(78,714)
Receivables from parent and affiliates	0	0	21,296	(4,690)	0	0	0	0	0	16,606	0
Liabilities:
Policyholders' account balances(4)	(237,316)	(38,861)	0	0	(74,853)	0	0	0	0	(351,030)	17,517

	Six Months Ended June 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(1)	$0	$(297)	$(20)	$0	$0	$(297)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(494)	0	0	0	(494)	0
Reinsurance recoverables and deposit receivables(8)	(25,707)	0	0	0	(78,714)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(38,861)	0	0	0	17,517	0	0
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
(5)Excludes MRB assets of $500 million and $492 million and MRB liabilities of $500 million and $492 million for the periods ended June 30, 2025 and 2024, respectively. See Note 10 for additional information.
(6)Transfers into or out of Level 3 are generally reported at the value as of the beginning of the quarter in which the transfers occur for any such positions still held at the end of the quarter.
(7)"Other" includes additional activity not allocated to the specific categories within the rollforward of Level 3 Assets and Liabilities.
(8)Prior period amounts have been updated to conform to current period presentation.

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

	June 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$586,874	$586,874	$580,632
Policy loans	0	0	1,122,487	1,122,487	1,122,487
Cash and cash equivalents	1,871	0	0	1,871	1,871
Accrued investment income	0	86,311	0	86,311	86,311
Reinsurance recoverables and deposit receivables	0	0	24,276	24,276	25,806
Receivables from parent and affiliates	0	24,452	0	24,452	24,452
Other assets	0	32,070	0	32,070	32,070
Total assets	$1,871	$142,833	$1,733,637	$1,878,341	$1,873,629
Liabilities:
Policyholders’ account balances - investment contracts	$0	$125,306	$31,049	$156,355	$157,885
Cash collateral for loaned securities	0	1,528	0	1,528	1,528
Short-term debt to affiliates	0	5,004	0	5,004	5,004
Payables to parent and affiliates	0	2,210	0	2,210	2,210
Other liabilities	0	48,457	0	48,457	48,457
Total liabilities	$0	$182,505	$31,049	$213,554	$215,084

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$473,122	$473,122	$477,328
Policy loans	0	0	1,118,589	1,118,589	1,118,589
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	3,246	0	0	3,246	3,246
Accrued investment income	0	60,368	0	60,368	60,368
Reinsurance recoverables and deposit receivables	0	0	24,111	24,111	25,915
Receivables from parent and affiliates	0	40,630	0	40,630	40,630
Other assets	0	3,396	0	3,396	3,396
Total assets	$4,246	$104,394	$1,615,822	$1,724,462	$1,730,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$126,224	$32,028	$158,252	$160,056
Payables to parent and affiliates	0	462	0	462	462
Other liabilities	0	67,206	0	67,206	67,206
Total liabilities	$0	$193,892	$32,028	$225,920	$227,724
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
Notes to Unaudited Interim Financial Statements—(Continued)
6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Six Months Ended June 30, 2025
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$67,323	$349,993	$417,316
Capitalization	10,205	26,992	37,197
Amortization expense	(2,348)	(7,625)	(9,973)
Other	(37)	0	(37)
Balance, end of period	$75,143	$369,360	$444,503

	Six Months Ended June 30, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,008	$311,131	$393,139
Capitalization	9,905	25,878	35,783
Amortization expense	(4,045)	(7,124)	(11,169)
Other(1)	(14)	(2,751)	(2,765)
Balance, end of period	$87,854	$327,134	$414,988
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Six Months Ended June 30, 2025
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$14,578	$50,800	$65,378
Amortization expense	(676)	(2,326)	(3,002)
Other	(2)	0	(2)
Balance, end of period	$13,900	$48,474	$62,374

	Six Months Ended June 30, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$15,968	$0	$15,968
Amortization expense	(709)	0	(709)
Balance, end of period	15,259	$0	$15,259

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Six Months Ended June 30,
	2025	2024
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$208,644	$0
Amortization	(4,398)	(3,994)
Other(1)	0	187,732
Balance, end of period	$204,246	$183,738
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

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,549,855	$8,454,468
Fixed Income	3,902,926	4,030,334
Other	847,243	767,111
Other invested assets	1,319,492	1,255,640
Total	$14,619,516	$14,507,553
For the six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Six Months Ended June 30, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,578,627	$5,928,926	$14,507,553
Deposits	40,049	128,588	168,637
Investment performance	440,255	337,431	777,686
Policy charges	(98,584)	(58,933)	(157,517)
Surrenders and withdrawals	(581,792)	(46,745)	(628,537)
Benefit payments	(2,265)	(20,925)	(23,190)
Net transfers (to) from general account	(18,727)	(27,474)	(46,201)
Other	358	20,727	21,085
Balance, end of period	$8,357,921	$6,261,595	$14,619,516

Cash surrender value(1)	$8,269,583	$6,132,600	$14,402,183

	Six Months Ended June 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	33,003	116,441	149,444
Investment performance	469,983	522,044	992,027
Policy charges	(107,256)	(54,193)	(161,449)
Surrenders and withdrawals	(518,061)	(31,649)	(549,710)
Benefit payments	(3,158)	(19,248)	(22,406)
Net transfers (to) from general account	(11,303)	(16,721)	(28,024)
Other	342	19,766	20,108
Balance, end of period	$8,927,727	$5,549,366	$14,477,093

Cash surrender value(1)	$8,808,210	$5,422,369	$14,230,579
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

•Benefit reserves;
•Deferred profit liability ("DPL"); and
•Additional insurance reserves ("AIR")

In 2025, the Company recognized a favorable impact to net income attributable to its annual reviews and update of assumptions and other refinements for liability for future policy benefits. The impact was favorable for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort, primarily due to updates to mortality assumptions in individual life insurance. Additionally, there was a favorable impact for direct and assumed AIR, primarily due to offsetting impacts from updated policyholder behavior assumptions and mortality assumptions on universal life policies.

In 2024, the Company recognized an impact to net income attributable to our annual reviews and update of assumptions and other refinements for liability for future policy benefits. Overall impact is immaterial for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to updates to policyholder behavior assumptions on universal life policies with secondary guarantees.
Benefit Reserves
The balances of and changes in benefit reserves as of and for the periods indicated consist of the three tables presented below: present value of expected net premiums rollforward, present value of expected future policy benefits rollforward, and net liability for future policy benefits.

	Six Months Ended June 30, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,287,544	$0	$1,287,544
Effect of cumulative changes in discount rate assumptions, beginning of period	75,036	0	75,036
Balance at original discount rate, beginning of period	1,362,580	0	1,362,580
Effect of assumption update	(24,177)	0	(24,177)
Effect of actual variances from expected experience and other activity	(22,201)	21	(22,180)
Adjusted balance, beginning of period	1,316,202	21	1,316,223
Issuances	49,227	1,237	50,464
Net premiums / considerations collected	(77,332)	(1,258)	(78,590)
Interest accrual	31,921	0	31,921
Other adjustments	(7,872)	0	(7,872)
Balance at original discount rate, end of period	1,312,146	0	1,312,146
Effect of cumulative changes in discount rate assumptions, end of period	(52,484)	0	(52,484)
Balance, end of period	$1,259,662	$0	$1,259,662

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,499,241	$20,516	$2,519,757
Effect of cumulative changes in discount rate assumptions, beginning of period	164,980	1,477	166,457
Balance at original discount rate, beginning of period	2,664,221	21,993	2,686,214
Effect of assumption update	(50,976)	0	(50,976)
Effect of actual variances from expected experience and other activity	(23,369)	121	(23,248)
Adjusted balance, beginning of period	2,589,876	22,114	2,611,990
Issuances	49,228	1,236	50,464
Interest accrual	64,285	426	64,711
Benefit payments	(78,340)	(1,524)	(79,864)
Other adjustments	(4,204)	(94)	(4,298)
Balance at original discount rate, end of period	2,620,845	22,158	2,643,003
Effect of cumulative changes in discount rate assumptions, end of period	(124,816)	(840)	(125,656)
Balance, end of period	$2,496,029	$21,318	$2,517,347

	Six Months Ended June 30, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,236,367	$21,318	$1,257,685
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,236,381	21,318	1,257,699
Less: Reinsurance recoverables	1,164,414	21,318	1,185,732
Balance after reinsurance recoverables, end of period, post-flooring	$71,967	$0	$71,967

	Six Months Ended June 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(38,462)	(208)	(38,670)
Adjusted balance, beginning of period	1,389,273	(208)	1,389,065
Issuances	48,821	1,370	50,191
Net premiums / considerations collected	(81,111)	(1,162)	(82,273)
Interest accrual	32,319	0	32,319
Balance at original discount rate, end of period	1,389,302	0	1,389,302
Effect of cumulative changes in discount rate assumptions, end of period	(76,791)	0	(76,791)
Balance, end of period	$1,312,511	$0	$1,312,511

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of assumption update	10,368	(241)	10,127
Effect of actual variances from expected experience and other activity	(51,448)	103	(51,345)
Adjusted balance, beginning of period	2,622,811	19,861	2,642,672
Issuances	48,821	1,370	50,191
Interest accrual	63,876	360	64,236
Benefit payments	(69,725)	(1,239)	(70,964)
Other adjustments	(1,100)	1	(1,099)
Balance at original discount rate, end of period	2,664,683	20,353	2,685,036
Effect of cumulative changes in discount rate assumptions, end of period	(158,018)	(1,900)	(159,918)
Balance, end of period	$2,506,665	$18,453	$2,525,118

	Six Months Ended June 30, 2024
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,194,154	$18,453	$1,212,607
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,194,168	18,453	1,212,621
Less: Reinsurance recoverables	1,019,156	18,453	1,037,609
Balance after reinsurance recoverables, end of period, post-flooring	$175,012	$0	$175,012
The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Six Months Ended June 30, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,006,565	$0
Discounted expected future gross premiums (at original discount rate)	$1,989,357	$0
Discounted expected future gross premiums (at current discount rate)	$1,921,309	$0
Undiscounted expected future benefits and expenses	$4,235,155	$29,126
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	9	5
Weighted-average interest rate (at original discount rate)	5.20%	4.08%
Weighted-average interest rate (at current discount rate)	5.41%	5.13%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,004,198	$0
Discounted expected future gross premiums (at original discount rate)	$2,004,170	$0
Discounted expected future gross premiums (at current discount rate)	$1,903,423	$0
Undiscounted expected future benefits and expenses	$4,309,209	$26,237
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.24%	3.78%
Weighted-average interest rate (at current discount rate)	5.55%	5.41%
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

For both the first six months of 2025 and 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Six Months Ended June 30,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,513	$1,365
Effect of assumption update	0	106
Effect of actual variances from expected experience and other activity	(24)	(175)
Adjusted balance, beginning of period	1,489	1,296
Profits deferred	668	216
Interest accrual	41	26
Amortization	(141)	(99)
Other adjustments	(4)	0
Balance, end of period, post-flooring	2,053	1,439
Less: Reinsurance recoverables	2,053	1,439
Balance after reinsurance recoverables, end of period	$0	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Additional Insurance Reserves

AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$1,134,475	$986,166
Flooring impact and amounts in AOCI	32,954	56,487
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,167,429	1,042,653
Effect of assumption update	(1,821)	14,446
Effect of actual variances from expected experience and other activity	8,111	(20,939)
Adjusted balance, beginning of period	1,173,719	1,036,160
Assessments collected(1)	42,923	51,631
Interest accrual	20,077	18,050
Benefits paid	(8,447)	(9,294)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,228,272	1,096,547
Flooring impact and amounts in AOCI	(31,514)	(190,011)
Balance, including amounts in AOCI, end of period, post-flooring	1,196,758	906,536
Less: Reinsurance recoverables	1,166,100	877,591
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$30,658	$28,945
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Six Months Ended June 30,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	26	27
Weighted-average interest rate (at original discount rate)	3.43%	3.38%
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,257,699	$1,212,621
Deferred profit liability, end of period, post-flooring	2,053	1,439
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	1,196,758	906,536
Subtotal of amounts disclosed above	2,456,510	2,120,596
Other Future policy benefits reserves(1)	164,762	166,887
Total Future policy benefits	$2,621,272	$2,287,483
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Revenue and Interest Expense
The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Six Months Ended June 30, 2025
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$119,263	$0	$1,938	$121,201
Deferred profit liability	0	0	(540)	(540)
Additional insurance reserves	0	91,264	0	91,264
Total	$119,263	$91,264	$1,398	$211,925

	Six Months Ended June 30, 2024
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$119,827	$0	$1,385	$121,212
Deferred profit liability	0	0	(74)	(74)
Additional insurance reserves	0	125,543	0	125,543
Total	$119,827	$125,543	$1,311	$246,681
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

	Six Months Ended June 30, 2025
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$32,364	$0	$426	$32,790
Deferred profit liability	0	0	41	41
Additional insurance reserves	0	20,077	0	20,077
Total	$32,364	$20,077	$467	$52,908

	Six Months Ended June 30, 2024
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$31,557	$0	$360	$31,917
Deferred profit liability	0	0	26	26
Additional insurance reserves	0	18,050	0	18,050
Total	$31,557	$18,050	$386	$49,993

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
9.    POLICYHOLDERS' ACCOUNT BALANCES

Policyholders' Account Balances

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Six Months Ended June 30, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Deposits	2,410	383,397	122,688	508,495
Interest credited	511	22,523	10,343	33,377
Policy charges	(23)	(211)	(71,869)	(72,103)
Surrenders and withdrawals	(3,259)	(27,301)	(76,376)	(106,936)
Benefit payments	(587)	(1,410)	(2,093)	(4,090)
Net transfers (to) from separate account	0	18,727	27,474	46,201
Change in market value and other adjustments(1)	0	41,450	44,742	86,192
Balance, end of period	$35,505	$1,807,738	$3,143,013	$4,986,256
Unearned revenue reserve				448,980
Other				10,001
Total Policyholders' account balance				$5,445,237

Weighted-average crediting rate	2.84%	2.83%	0.66%	1.41%
Net amount at risk(2)	$0	$0	$36,104,088	$36,104,088
Cash surrender value(3)	$6,699	$1,742,465	$2,805,815	$4,554,979

	Six Months Ended June 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	2,746	277,028	110,671	390,445
Interest credited	511	9,263	31,603	41,377
Policy charges	(27)	(94)	(73,341)	(73,462)
Surrenders and withdrawals	(3,437)	(20,682)	(63,675)	(87,794)
Benefit payments	(667)	(2,018)	(2,722)	(5,407)
Net transfers (to) from separate account	0	11,303	16,721	28,024
Change in market value and other adjustments(1)	0	30,992	7,868	38,860
Balance, end of period	$34,151	$898,373	$3,055,871	$3,988,395
Unearned revenue reserve				397,781
Other				9,708
Total Policyholders' account balance				$4,395,884

Weighted-average crediting rate	2.95%	2.49%	2.08%	2.16%
Net amount at risk(2)	$0	$0	$34,810,506	$34,810,506
Cash surrender value(3)	$8,413	$874,790	$2,727,690	$3,610,893
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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	June 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	634	0	0	0	634
2.00% - 2.99%	21,492	0	0	0	21,492
3.00% - 4.00%	6,140	0	0	0	6,140
Greater than 4.00%	0	0	0	0	0
Total	$28,266	$0	$0	$0	$28,266
Variable Annuities
Less than 1.00%	$1,569	$0	$0	$0	$1,569
1.00% - 1.99%	79,417	68,762	0	0	148,179
2.00% - 2.99%	1,586	4	0	0	1,590
3.00% - 4.00%	89,902	0	0	0	89,902
Greater than 4.00%	108	0	0	0	108
Total	$172,582	$68,766	$0	$0	$241,348
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$34,388	$34,388
1.00% - 1.99%	35,590	0	309,433	208,166	553,189
2.00% - 2.99%	4,722	168,413	175,987	45,592	394,714
3.00% - 4.00%	316,866	165,291	911,318	0	1,393,475
Greater than 4.00%	358,322	0	0	0	358,322
Total	$715,500	$333,704	$1,396,738	$288,146	$2,734,088

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	June 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,049	0	0	0	1,049
2.00% - 2.99%	18,513	0	0	0	18,513
3.00% - 4.00%	7,616	0	0	0	7,616
Greater than 4.00%	0	0	0	0	0
Total	$27,178	$0	$0	$0	$27,178
Variable Annuities
Less than 1.00%	$1,526	$0	$0	$0	$1,526
1.00% - 1.99%	141,337	28,156	1,425	0	170,918
2.00% - 2.99%	1,302	4	0	0	1,306
3.00% - 4.00%	102,806	990	0	0	103,796
Greater than 4.00%	133	0	0	0	133
Total	$247,104	$29,150	$1,425	$0	$277,679
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$27,242	$27,242
1.00% - 1.99%	25,678	0	282,501	201,192	509,371
2.00% - 2.99%	4,123	160,135	174,787	41,555	380,600
3.00% - 4.00%	249,807	238,240	916,083	0	1,404,130
Greater than 4.00%	366,839	0	0	0	366,839
Total	$646,447	$398,375	$1,373,371	$269,989	$2,688,182
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Six Months Ended June 30,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$423,240	$370,258
Unearned revenue	35,255	36,363
Amortization expense	(9,515)	(8,840)
Balance, end of period	$448,980	$397,781

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Six Months Ended June 30, 2025
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$190,687	$(190,687)	$0
Effect of cumulative changes in non-performance risk	61,123	0	61,123
Balance, beginning of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Attributed fees collected	47,702	(47,702)	0
Claims paid	(1,043)	1,043	0
Interest accrual	7,066	(7,066)	0
Actual in force different from expected	3,093	(3,093)	0
Effect of changes in interest rates	36,705	(36,705)	0
Effect of changes in equity markets	(44,599)	44,599	0
Effect of assumption update and other refinements	13,514	(13,514)	0
Issuances	3,463	(3,463)	0
Other adjustments	(84)	84	0
Effect of changes in current period counterparty non-performance risk	0	14,592	14,592
Balance, end of period, before effect of changes in non-performance risk	317,627	(241,912)	75,715
Effect of cumulative changes in non-performance risk	(75,715)	0	(75,715)
Balance, end of period	$241,912	$(241,912)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Six Months Ended June 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	51,703	(51,703)	0
Claims paid	(1,393)	1,393	0
Interest accrual	9,967	(9,967)	0
Actual in force different from expected	(1,540)	1,540	0
Effect of changes in interest rates	(77,377)	77,377	0
Effect of changes in equity markets	(97,013)	97,013	0
Effect of assumption update and other refinements(1)	6,091	(6,091)	0
Issuances	1,708	(1,708)	0
Other adjustments(1)	591	(591)	0
Effect of changes in current period counterparty non-performance risk	0	(15,853)	(15,853)
Balance, end of period, before effect of changes in non-performance risk	294,885	(210,361)	84,524
Effect of cumulative changes in non-performance risk	(84,524)	0	(84,524)
Balance, end of period	$210,361	$(210,361)	$0
(1)    Prior period amounts have been updated to conform to current presentation.
In both 2025 and 2024, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions.
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

The following table presents accompanying information to the rollforward table above.

	June 30, 2025	June 30, 2024
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$688,363	$725,648
Weighted-average attained age of contractholders	71	70
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	June 30, 2025	June 30, 2024
	Variable Annuities
	(in thousands)
Direct and assumed	$128,899	$141,065
Ceded	370,811	351,426
Total market risk benefit assets	$499,710	$492,491

Direct and assumed	$370,811	$351,426
Ceded	128,899	141,065
Total market risk benefit liabilities	$499,710	$492,491

Net balance	$0	$0
11.    REINSURANCE

The Company participates in reinsurance with its affiliates Prudential Arizona Reinsurance Captive Company (“PARCC”), PAR U, PURE, its parent companies, Pruco Life and Prudential Insurance, and prior to October 1, 2024 with its affiliates Prudential Arizona Reinsurance Term Company (“PAR Term”), Prudential Term Reinsurance Company (“Term Re”) and Dryden Arizona Reinsurance Term Company (“DART”). The Company also participates in reinsurance with third-parties. The reinsurance agreements provide risk diversification and additional capacity for future growth, limit the maximum net loss potential, manage statutory capital, and facilitate the Company's capital market hedging program. Life reinsurance is accomplished through various plans of reinsurance, primarily yearly renewable term (“YRT”) and coinsurance. Reinsurance ceded arrangements do not discharge the Company as the primary insurer. Ceded balances would represent a liability of the Company in the event the reinsurers were unable to meet their obligations to the Company under the terms of the reinsurance agreements. The Company believes a material reinsurance liability resulting from such inability of reinsurers to meet their obligations is unlikely.

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

“Change in value of market risk benefits, net of related hedging gains (losses)” includes the impact of reinsurance agreements, particularly reinsurance agreements involving living benefit guarantees. The Company has entered into a reinsurance agreement to transfer the risk related to living benefit guarantees on variable annuities to Prudential Insurance. These reinsurance agreements are MRBs and have been accounted for in the same manner.

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$5,419,250	$4,929,428
Policy loans	(33,061)	(32,760)
Deferred policy acquisition costs	(645,053)	(647,934)
Deferred sales inducements	(31,238)	(32,573)
Market risk benefit assets	370,811	341,565
Other assets	67,915	70,934
Market risk benefit liabilities	128,899	150,878
Reinsurance payables	1,868,475	1,440,264
Other liabilities	204,246	208,543
Reinsurance recoverables and deposit receivables by counterparty were as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Prudential Insurance	$2,203,434	$1,856,410
PARCC	1,181,509	1,173,578
Pruco Life	1,027,500	914,840
PURE	1,006,089	981,917
PAR U	0	380
Unaffiliated	718	2,303
Total reinsurance recoverables and deposit receivables	$5,419,250	$4,929,428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Direct	$60,720	$60,240	$120,596	$120,118
Ceded	(49,059)	(48,913)	(97,912)	(97,632)
Net premiums	$11,661	$11,327	$22,684	$22,486
Policy charges and fee income:
Direct	$91,038	$92,063	$182,281	$182,503
Assumed	4,014	22,649	8,228	35,715
Ceded(1)	(68,867)	(97,236)	(148,530)	136,399
Net policy charges and fee income	$26,185	$17,476	$41,979	$354,617
Net investment income:
Direct	$62,685	$52,048	$123,890	$102,420
Ceded	(357)	(254)	(636)	(599)
Net investment income	$62,328	$51,794	$123,254	$101,821
Asset administration fees:
Direct	$9,030	$9,089	$18,279	$18,379
Ceded	(5,990)	(6,472)	(12,192)	(13,140)
Net asset administration fees	$3,040	$2,617	$6,087	$5,239
Other income (loss):
Direct	$1,822	$1,079	$2,976	$94
Ceded	1,668	1,746	3,318	4,057
Net other income (loss)	$3,490	$2,825	$6,294	$4,151
Realized investment gains (losses), net:
Direct	$(58,894)	$12,939	$(77,103)	$14,204
Ceded	(18,074)	(20,389)	(38,060)	(25,802)
Realized investment gains (losses), net	$(76,968)	$(7,450)	$(115,163)	$(11,598)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	$48,489	$13,669	$(15,016)	$158,831
Ceded	(48,630)	(19,157)	424	(142,978)
Net change in value of market risk benefits, net of related hedging gains (losses)	$(141)	$(5,488)	$(14,592)	$15,853
Policyholders’ benefits (including change in reserves):
Direct	$139,309	$115,572	$260,064	$222,515
Assumed	0	508	42	508
Ceded(2)	(105,025)	(92,526)	(212,862)	344,624
Net policyholders’ benefits (including change in reserves)	$34,284	$23,554	$47,244	$567,647
Change in estimates of liability for future policy benefits:
Direct	$(25,815)	$10,091	$(27,145)	$19,338
Ceded	5,108	(10,447)	6,873	(23,522)
Net change in estimates of liability for future policy benefits	$(20,707)	$(356)	$(20,272)	$(4,184)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest credited to policyholders’ account balances:
Direct	$18,677	$33,305	$55,635	$63,710
Ceded	(19,353)	(12,129)	(37,484)	(22,512)
Net interest credited to policyholders’ account balances	$(676)	$21,176	$18,151	$41,198
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(29,089)	$(30,818)	$(59,752)	$(93,665)
(1)Includes $(1.3) million and $(1.2) million of unaffiliated activity for the three months ended June 30, 2025 and 2024, respectively, and $(2.6) million and $(2.5) million for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes $(0.1) million and $(2.3) million of unaffiliated activity for the three months ended June 30, 2025 and 2024, respectively, and $(1.1) million and $(2.3) million for the six months ended June 30, 2025 and 2024, respectively.

The gross and net amounts of life insurance face amount in force were as follows:

	June 30, 2025	June 30, 2024
	(in thousands)
Direct gross life insurance face amount in force	$157,612,364	$155,166,460
Reinsurance ceded	(148,154,470)	(141,826,438)
Net life insurance face amount in force	$9,457,894	$13,340,022
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

The Company's income tax provision amounted to an income tax benefit of $(0.9) million, or 8.33% of income (loss) from operations before income taxes in the first six months of 2025, compared to $(41.2) million, or 35.98%, in the first six months of 2024. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

Tax Law Change. H.R.1, also referred to as the “One Big Beautiful Bill Act” (the “Tax Act of 2025”), was enacted into law on July 4, 2025. While the Company is currently evaluating the impact of the Tax Act of 2025 on its future financial statements and related disclosures, the Company does not anticipate that the provisions of the Tax Act of 2025 will have a material impact on its effective tax rate and deferred tax positions beginning in the third quarter of 2025.

13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the six months ended June 30, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(1,279)	$(197,236)	$14,809	$48,289	$(135,417)
Change in OCI before reclassifications	701	33,226	108	14,592	48,627
Amounts reclassified from AOCI	0	2,783	0	0	2,783
Income tax benefit (expense)	(138)	(7,557)	(23)	(3,064)	(10,782)
Balance, June 30, 2025	$(716)	$(168,784)	$14,894	$59,817	$(94,789)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	(85)	(77,579)	12,801	(15,853)	(80,716)
Amounts reclassified from AOCI	0	(851)	0	0	(851)
Income tax benefit (expense)	18	16,470	(2,688)	3,329	17,129
Balance, June 30, 2024	$(1,146)	$(192,077)	$14,482	$66,776	$(111,965)
(1)Includes cash flow hedges of $(8) million and $12 million as of June 30, 2025 and December 31, 2024, respectively, and $10 million and $5 million as of June 30, 2024 and December 31, 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(2,335)	$445	$(1,848)	$1,297
Net unrealized investment gains (losses) on available-for-sale securities	172	(346)	(935)	(446)
Total net unrealized investment gains (losses)(4)	(2,163)	99	(2,783)	851
Total reclassifications for the period	$(2,163)	$99	$(2,783)	$851
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$(19)	$(294,601)	$(28,133)	$73,108	$52,409	$(197,236)
Net investment gains (losses) on investments arising during the period	103	39,082	0	0	(8,224)	30,961
Reclassification adjustment for (gains) losses included in net income	0	2,783	0	0	(584)	2,199
Impact of net unrealized investment (gains) losses	0	0	2,386	(8,345)	1,251	(4,708)
Balance, June 30, 2025	$84	$(252,736)	$(25,747)	$64,763	$44,852	$(168,784)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.1 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively. The expense charged to the Company for the deferred compensation program was $0.1 million for both the three months ended June 30, 2025 and 2024, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million for both the three months ended June 30, 2025 and 2024, and $0.3 million for both the six months ended June 30, 2025 and 2024.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $11 million for the three months ended June 30, 2025, and $22 million for the six months ended June 30, 2025.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $18 million and $20 million for the three months ended June 30, 2025 and 2024, respectively, and $39 million and $34 million for the six months ended June 30, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million and $8 million for the six months ended June 30, 2025 and 2024, respectively.

Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,009 million and $2,861 million at June 30, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $7 million for both the three months ended June 30, 2025 and 2024, and $14 million and $13 million for the six months ended June 30, 2025 and 2024, respectively. The Company reinsures 90% of the first $1 million of mortality risk associated with each individual policy to Pruco Life, and 100% of the mortality risk in excess of $1 million.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $894 million and $897 million as of June 30, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $11 million for both the three months ended June 30, 2025 and 2024, and $21 million for both the six months ended June 30, 2025 and 2024.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.7 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $81 million and $71 million of investments in joint ventures as of June 30, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains(losses) of $(0.2) million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $6 million for both the three months ended June 30, 2025 and 2024, and $12 million and $13 million for the six months ended June 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $2 million and $3 million for the three months ended June 30, 2025 and 2024, respectively, and $5 million for both the six months ended June 30, 2025 and 2024. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at June 30, 2025 and December 31, 2024 is as follows:

	Maturity Dates			Interest Rates			June 30, 2025	December 31, 2024
							(in thousands)
U.S. dollar fixed rate notes	2032	-	2033	0.00%	-	10.30%	$36,111	$30,135
Total notes receivable - affiliated(1)							$36,111	$30,135
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

Accrued interest receivable related to these loans was $0.0 million as of both June 30, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues related to these loans were $0.1 million and $0.0 million for the three months ended June 30, 2025 and 2024, respectively and $0.1 million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the six months ended June 30, 2025 and for the year ended December 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. The following table provides the breakout of the Company's short-term and long-term debt to affiliates as of June 30, 2025 and December 31, 2024.

Affiliate	Date Issued	Amount of Notes - June 30, 2025	Amount of Notes - December 31, 2024	Interest Rate	Date of Maturity
		(in thousands)
Prudential Funding, LLC	6/27/2025	$5,004	$0	4.69%	7/1/2025
Total Loans Payable to Affiliates		$5,004	$0

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended June 30, 2025 and 2024, and $0.0 million for both the six months ended June 30, 2025 and 2024.

Contributed Capital and Dividends

In May 2025, the Company received a capital contribution in the amount of $1.5 million from Pruco Life. Through December 2024, the Company did not receive any capital contributions from Pruco Life.

Through June 2025 and December 2024, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of June 30, 2025 and December 31, 2024, the outstanding balances on these commitments were $73 million and $24 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both June 30, 2025 and December 31, 2024, which is a change of $0.0 million for both the three and six months ended June 30, 2025 and June 30, 2024. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of June 30, 2025 and December 31, 2024, $112 million and $127 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or six months ended June 30, 2025 or 2024.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of June 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of June 30, 2025, compared with December 31, 2024, and its results of operations for the three and six months ended June 30, 2025 and 2024. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Overview

The Company is licensed to sell variable annuities, indexed variable annuities, fixed annuities, universal life insurance, variable life insurance and term life insurance in New Jersey and New York. The Company only sells such products in New York primarily through affiliated and unaffiliated distributors.
In August 2024, Pruco Life entered into an agreement with Wilton Reassurance Company and Wilton Reinsurance Bermuda Limited (collectively, "Wilton Re") to coinsure certain guaranteed universal life policies issued by PLNJ. As part of the transaction, the Company will coinsure the guaranteed universal life policies to Pruco Life, with retrocession by Pruco Life of such liabilities on a coinsurance basis to Wilton Re. The transaction is subject to regulatory approvals and customary closing conditions.
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
Regulatory Developments
H.R.1 — One Big Beautiful Bill Act (the “Tax Act of 2025”)

See Note 12 to the Unaudited Interim Financial Statements for information about tax law changes included in the Tax Act of 2025.
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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of June 30, 2025, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.8% near-term mean reversion equity expected rate of return.

With regard to interest rate assumptions used in evaluating liabilities for future policy benefits for certain of our products, we generally update the long-term and near-term future rates used to project fixed income returns annually and quarterly, respectively. As a result of our 2025 annual reviews and update of assumptions and other refinements, we kept our long-term expectation of the 10-year U.S. Treasury rate unchanged and continue to grade to a rate of 3.5% over ten years. As part of our quarterly market experience updates, we update our near-term projections of interest rates to reflect changes in current rates.

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

Changes in Financial Position

Total assets increased $1.2 billion from $25.4 billion at December 31, 2024 to $26.6 billion at June 30, 2025. Significant components were:
•Total investments increased $0.5 billion driven by new sales of general account annuity products; and
•Reinsurance recoverables and deposit receivables increased $0.5 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance.
Total liabilities increased $1.2 billion from $24.2 billion at December 31, 2024 to $25.3 billion at June 30, 2025. Significant components were:
•Policyholders' account balances increased $0.5 billion primarily driven by incremental indexed product sales; and
•Reinsurance payables increased $0.4 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance.
Total equity remained relatively flat.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes decreased $17 million from a gain of $14 million for the three months ended June 30, 2024 to a loss of $3 million for the three months ended June 30, 2025. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $10 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations decreased $27 million primarily driven by:
•Lower Realized investment gains (losses), net driven by changes in interest rates; and
•Higher Interest credited to policyholders' account balances primarily due to the ongoing impact of the assumption updates related to life indexed products.

Partially offset by:
•Higher net investment income due to net business growth driven by incremental indexed product sales.

Six Months Comparison

Income (loss) from operations before income taxes increased $103 million from loss of $114 million for the six months ended June 30, 2024 to a loss of $11 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, income (loss) from operations increased $93 million primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Partially offset by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Revenues, Benefits and Expenses
Three Months Comparison
Revenues decreased $43 million from $73 million for the three months ended June 30, 2024 to $30 million for the three months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues decreased $12 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Benefits and expenses decreased $26 million from $59 million for the three months ended June 30, 2024 to $33 million for the three months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses increased $15 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Six Months Comparison
Revenues decreased $422 million from income of $493 million for the six months ended June 30, 2024 to income of $71 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, revenues decreased $391 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Benefits and expenses decreased $526 million from $607 million for the six months ended June 30, 2024 to $82 million for the six months ended June 30, 2025. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, as mentioned above, benefits and expenses decreased $484 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of June 30, 2025 and December 31, 2024, the Company had liquid assets of $3,342 million and $2,920 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $135 million and $182 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, $3,069 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both June 30, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of June 30, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of June 30, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of June 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2025