Form 10-Q
period 2025-09-30
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2025-11-07
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 7, 2025, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding. As of such date, Pruco Life Insurance Company, an Arizona corporation, owned all of the registrant’s Common Stock.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (H) (1) (a) and (b) on Form 10-Q and
is therefore filing this Form 10-Q in the reduced disclosure format.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Quarterly Report on Form 10-Q, constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey and its subsidiary. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey and its subsidiary will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition; (12) reputational damage; and (13) the impact on the Company of a continued shutdown of the U.S. government. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for discussion of certain risks relating to our business and investment in our securities.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Financial Position
September 30, 2025 and December 31, 2024 (in thousands, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Fixed maturities, available for sale, at fair value (allowance for credit losses: 2025-$472; 2024-$0) (amortized cost: 2025-$3,575,236; 2024-$3,024,155)	$3,381,615	$2,716,937
Fixed maturities, trading, at fair value (amortized cost: 2025-$22,145; 2024-$23,955)	22,486	21,252
Equity securities, at fair value (cost: 2025-$80,633; 2024-$353)	81,324	62
Policy loans	1,121,275	1,118,589
Short-term investments	2,237	11,394
Commercial mortgage and other loans (net of $2,771 and $1,713 allowance for credit losses at September 30, 2025 and December 31, 2024, respectively)	672,111	477,328
Other invested assets (includes $114,260 and $55,624 of assets measured at fair value at September 30, 2025 and December 31, 2024, respectively)	304,676	233,212
Total investments	5,585,724	4,578,774
Cash and cash equivalents	144,963	170,825
Deferred policy acquisition costs	460,176	417,316
Accrued investment income	55,337	60,368
Reinsurance recoverables and deposit receivables (includes $394,728 and $265,611 of embedded derivatives at fair value at September 30, 2025 and December 31, 2024, respectively)	5,687,885	4,929,428
Receivables from parent and affiliates	54,075	70,766
Income tax assets	100,616	113,718
Market risk benefit assets	496,751	492,444
Other assets	83,846	76,876
Separate account assets	15,015,462	14,507,553
TOTAL ASSETS	$27,684,835	$25,418,068
LIABILITIES AND EQUITY
LIABILITIES
Policyholders’ account balances	$5,755,807	$4,928,299
Future policy benefits	2,703,432	2,517,483
Market risk benefit liabilities	496,751	492,444
Reinsurance payables	2,079,148	1,440,264
Payables to parent and affiliates	168	462
Other liabilities	289,698	281,973
Separate account liabilities	15,015,462	14,507,553
Total liabilities	26,340,466	24,168,478
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 15)
EQUITY
Common stock ($5 par value; 400,000 shares authorized, issued and outstanding)	2,000	2,000
Additional paid-in capital	1,037,569	1,032,513
Retained earnings	382,074	350,494
Accumulated other comprehensive income (loss)	(77,274)	(135,417)
Total equity	1,344,369	1,249,590
TOTAL LIABILITIES AND EQUITY	$27,684,835	$25,418,068

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Premiums (includes $(18), $47, $5 and $117 of gains (losses) from changes in estimates on deferred profit liability amortization for the three months ended September 30, 2025 and 2024 and the nine months ended September 30, 2025 and 2024, respectively)	$11,523	$11,711	$34,207	$34,197
Policy charges and fee income	27,307	21,073	69,286	375,690
Net investment income	69,973	56,997	193,227	158,818
Asset administration fees	3,355	2,937	9,442	8,176
Other income (loss)	3,172	4,177	9,466	8,328
Realized investment gains (losses), net	(40,771)	(36,690)	(155,934)	(48,288)
Change in value of market risk benefits, net of related hedging gains (losses)	21,264	(5,333)	6,672	10,520
TOTAL REVENUES	95,823	54,872	166,366	547,441
BENEFITS AND EXPENSES
Policyholders’ benefits	7,991	(3,548)	55,235	564,099
Change in estimates of liability for future policy benefits	3,271	(1,040)	(17,001)	(5,224)
Interest credited to policyholders’ account balances	21,814	19,212	39,965	60,410
Amortization of deferred policy acquisition costs	4,395	5,387	14,368	(14,749)
General, administrative and other expenses	12,711	10,937	39,159	33,439
TOTAL BENEFITS AND EXPENSES	50,182	30,948	131,726	637,975
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	45,641	23,924	34,640	(90,534)
Income tax expense (benefit)	3,977	10,012	3,060	(31,174)
NET INCOME (LOSS)	$41,664	$13,912	$31,580	$(59,360)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(28)	269	673	184
Net unrealized investment gains (losses)	47,932	111,826	83,941	33,396
Interest rate remeasurement of future policy benefits	(4,476)	(14,695)	(4,368)	(1,894)
Gain (loss) from changes in non-performance risk on market risk benefits	(21,262)	5,333	(6,670)	(10,520)
Total	22,166	102,733	73,576	21,166
Less: Income tax expense (benefit) related to other comprehensive income (loss)	4,651	21,574	15,433	4,445
Other comprehensive income (loss), net of taxes	17,515	81,159	58,143	16,721
Comprehensive income (loss)	$59,179	$95,071	$89,723	$(42,639)

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Equity
Three and Nine Months Ended September 30, 2025 and 2024 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2024	$2,000	$1,032,513	$350,494	$(135,417)	$1,249,590
Comprehensive income (loss):
Net income (loss)			(6,979)		(6,979)
Other comprehensive income (loss), net of tax				31,849	31,849
Total comprehensive income (loss)			(6,979)	31,849	24,870
Balance, March 31, 2025	2,000	1,032,513	343,515	(103,568)	1,274,460
Contributed capital		1,500			1,500
Comprehensive income (loss):
Net income (loss)			(3,105)		(3,105)
Other comprehensive income (loss), net of tax				8,779	8,779
Total comprehensive income (loss)			(3,105)	8,779	5,674
Balance, June 30, 2025	2,000	1,034,013	340,410	(94,789)	1,281,634
Contributed capital		3,556			3,556
Comprehensive income (loss):
Net income (loss)			41,664		41,664
Other comprehensive income (loss), net of taxes				17,515	17,515
Total comprehensive income (loss)			41,664	17,515	59,179
Balance, September 30, 2025	$2,000	$1,037,569	$382,074	$(77,274)	$1,344,369

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2023	$2,000	$1,032,513	$381,140	$(47,527)	$1,368,126
Comprehensive income (loss):
Net income (loss)			(79,390)		(79,390)
Other comprehensive income (loss), net of tax				(46,038)	(46,038)
Total comprehensive income (loss)			(79,390)	(46,038)	(125,428)
Balance, March 31, 2024	2,000	1,032,513	301,750	(93,565)	1,242,698
Comprehensive income (loss):
Net income (loss)			6,118		6,118
Other comprehensive income (loss), net of tax				(18,400)	(18,400)
Total comprehensive income (loss)			6,118	(18,400)	(12,282)
Balance, June 30, 2024	2,000	1,032,513	307,868	(111,965)	1,230,416
Net income (loss)			13,912		13,912
Other comprehensive income (loss), net of tax				81,159	81,159
Total comprehensive income (loss)			13,912	81,159	95,071
Balance, September 30, 2024	$2,000	$1,032,513	$321,780	$(30,806)	$1,325,487

See Notes to Unaudited Interim Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Unaudited Interim Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (in thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,580	$(59,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income(1)	(13,460)	(14,826)
Interest credited to policyholders’ account balances	39,965	60,410
Realized investment (gains) losses, net	155,934	48,288
Change in value of market risk benefits, net of related hedging (gains) losses	(6,672)	(10,520)
Change in:
Future policy benefits and other insurance liabilities	204,935	219,342
Reinsurance related-balances(1)	(197,584)	22,260
Accrued investment income	5,031	5,533
Net payables to (receivables from) parent and affiliates	11,875	32,847
Deferred policy acquisition costs(1)	(42,860)	(43,296)
Income taxes	(2,330)	(28,511)
Derivatives, net	34,462	35,902
Other, net(1)	(24,003)	(95,020)
Cash flows from (used in) operating activities	196,873	173,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	187,420	86,927
Fixed maturities, trading	9,844	1,346
Equity securities	2	188
Policy loans	29,619	23,030
Ceded policy loans	(2,777)	(25,103)
Short-term investments	11,345	17,795
Commercial mortgage and other loans	11,392	4,423
Other invested assets	16,316	829
Notes receivable from parent and affiliates(1)	13,062	0
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(715,808)	(316,009)
Fixed maturities, trading	(8,951)	0
Equity securities	(80,282)	(273)
Policy loans	(26,926)	(23,661)
Ceded policy loans	3,542	2,688
Short-term investments	(2,274)	(28,521)
Commercial mortgage and other loans	(203,010)	(132,908)
Other invested assets	(33,955)	(44,388)
Notes receivable from parent and affiliates(1)	(8,469)	(29,234)
Derivatives, net	(1,039)	(47)
Other, net	106	0
Cash flows from (used in) investing activities	(800,843)	(462,918)

	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	897,909	788,735
Affiliated ceded policyholders’ account deposits	(247,948)	(264,370)
Policyholders’ account withdrawals	(334,551)	(308,204)
Affiliated ceded policyholders’ account withdrawals	223,466	231,490
Drafts outstanding	5,066	(6,210)
Other, net	34,166	24,592
Cash flows from (used in) financing activities	578,108	466,033
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,862)	176,164
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,825	186,383
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,963	$362,547
(1)Prior period amounts have been updated to conform to current period presentation.

Significant Non-Cash Transactions

2025
There were no significant non-cash transactions for the nine months ended September 30, 2025.

2024
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
2.    SIGNIFICANT ACCOUNTING POLICIES AND PRONOUNCEMENTS

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of September 30, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs issued but not yet adopted as of September 30, 2025

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
3.    INVESTMENTS

Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,580	$1	$1,101	$0	$50,480
Obligations of U.S. states and their political subdivisions	138,047	110	8,836	0	129,321
Foreign government securities	88,132	341	15,294	0	73,179
U.S. public corporate securities	1,937,971	21,439	177,158	0	1,782,252
U.S. private corporate securities	418,855	8,898	5,960	0	421,793
Foreign public corporate securities	419,276	6,392	23,969	0	401,699
Foreign private corporate securities	281,916	16,599	11,667	472	286,376
Asset-backed securities(1)	134,678	540	398	0	134,820
Commercial mortgage-backed securities	89,562	501	3,435	0	86,628
Residential mortgage-backed securities(2)	15,219	175	327	0	15,067
Total fixed maturities, available-for-sale	$3,575,236	$54,996	$248,145	$472	$3,381,615
(1)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$0	$3,041	$0	$48,806
Obligations of U.S. states and their political subdivisions	156,065	23	9,308	0	146,780
Foreign government securities	85,052	10	19,308	0	65,754
U.S. public corporate securities	1,759,560	4,794	217,474	0	1,546,880
U.S. private corporate securities	297,278	1,963	10,499	0	288,742
Foreign public corporate securities	258,728	799	30,374	0	229,153
Foreign private corporate securities	256,820	2,059	20,465	0	238,414
Asset-backed securities(1)	46,956	196	532	0	46,620
Commercial mortgage-backed securities	96,459	0	5,437	0	91,022
Residential mortgage-backed securities(2)	15,390	148	772	0	14,766
Total fixed maturities, available-for-sale	$3,024,155	$9,992	$317,210	$0	$2,716,937
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	September 30, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$50,100	$1,101	$50,100	$1,101
Obligations of U.S. states and their political subdivisions	36,109	1,480	78,521	7,356	114,630	8,836
Foreign government securities	0	0	61,492	15,294	61,492	15,294
U.S. public corporate securities	54,502	3,493	923,238	173,665	977,740	177,158
U.S. private corporate securities	35,903	290	117,606	5,670	153,509	5,960
Foreign public corporate securities	27,391	111	132,016	23,858	159,407	23,969
Foreign private corporate securities	21,899	762	53,898	10,905	75,797	11,667
Asset-backed securities	4,250	2	5,602	396	9,852	398
Commercial mortgage-backed securities	0	0	71,127	3,435	71,127	3,435
Residential mortgage-backed securities	22	0	11,640	327	11,662	327
Total fixed maturities, available-for-sale	$180,076	$6,138	$1,505,240	$242,007	$1,685,316	$248,145

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	$3	$48,423	$3,038	$48,806	$3,041
Obligations of U.S. states and their political subdivisions	67,690	2,057	74,006	7,251	141,696	9,308
Foreign government securities	3,464	129	61,163	19,179	64,627	19,308
U.S. public corporate securities	427,698	12,874	894,799	204,600	1,322,497	217,474
U.S. private corporate securities	68,806	1,038	107,275	9,461	176,081	10,499
Foreign public corporate securities	68,181	2,154	108,111	28,220	176,292	30,374
Foreign private corporate securities	78,262	2,590	84,669	17,875	162,931	20,465
Asset-backed securities	2,143	12	6,914	520	9,057	532
Commercial mortgage-backed securities	0	0	91,022	5,437	91,022	5,437
Residential mortgage-backed securities	148	4	10,729	768	10,877	772
Total fixed maturities, available-for-sale	$716,775	$20,861	$1,487,111	$296,349	$2,203,886	$317,210

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
As of September 30, 2025 and December 31, 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $247 million and $313 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of September 30, 2025, the $242 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility, and finance sectors. As of December 31, 2024, the $296 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at September 30, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of September 30, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	September 30, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$66,681	$66,457
Due after one year through five years	848,546	864,413
Due after five years through ten years	764,781	785,638
Due after ten years	1,655,769	1,428,592
Asset-backed securities	134,678	134,820
Commercial mortgage-backed securities	89,562	86,628
Residential mortgage-backed securities	15,219	15,067
Total fixed maturities, available-for-sale	$3,575,236	$3,381,615
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$34,147	$5,444	$65,609	$8,718
Proceeds from maturities/prepayments	46,471	23,712	122,880	78,189
Gross investment gains from sales and maturities	396	163	907	428
Gross investment losses from sales and maturities	(1,705)	(1,006)	(3,151)	(1,510)
(Addition to) release of allowance for credit losses	(472)	155	(472)	(52)
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(1.1) million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively.

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Three Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	472	0	0	0	472
Additions (reductions) on securities with previous allowance	0	0	0	0	0	0	0
Balance, end of period	$0	$0	$472	$0	$0	$0	$472

	Three Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$209	$0	$0	$2	$211
Additions to allowance for credit losses not previously recorded	0	0	0	0	0	0	0
Additions (reductions) on securities with previous allowance	0	0	(153)	0	0	(2)	(155)
Balance, end of period	$0	$0	$56	$0	$0	$0	$56

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	491	0	0	0	491
Additions (reductions) on securities with previous allowance	0	0	(19)	0	0	0	(19)
Balance, end of period	$0	$0	$472	$0	$0	$0	$472

	Nine Months Ended September 30, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	209	0	0	2	211
Additions (reductions) on securities with previous allowance	0	0	(153)	0	0	(6)	(159)
Balance, end of period	$0	$0	$56	$0	$0	$0	$56

For additional information regarding the Company's methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

For the three months ended September 30, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical sector within corporate securities primarily due to adverse projected cash flows. For the three months ended September 30, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a net release within the communications sector within corporate securities due to a recovery.

For the nine months ended September 30, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the consumer cyclical sector within corporate securities primarily due to adverse projected cash flows. For the nine months ended September 30, 2024, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to a net addition in the communications sector within corporate securities due to adverse projected cash flows.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.

Fixed Maturities, Trading

The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was less than $1.0 million and $1.2 million during the three months ended September 30, 2025 and 2024, respectively, and $2.1 million and $0.9 million during the nine months ended September 30, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Equity Securities

The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $1.0 million and $0.3 million during the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $(0.2) million during the nine months ended September 30, 2025 and 2024, respectively.

Commercial Mortgage and Other Loans

The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$220,605	32.7%	$136,607	28.5%
Health Care Senior Living(1)	3,000	0.4	3,000	0.7
Hospitality	11,614	1.7	11,981	2.5
Industrial	208,110	30.8	166,012	34.6
Office	6,715	1.0	6,706	1.4
Retail	71,595	10.6	51,092	10.7
Self-Storage(1)	57,190	8.5	33,762	7.0
Other(1)	8,593	1.3	8,593	1.8
Total commercial mortgage loans	587,422	87.0	417,753	87.2
Agricultural property loans	87,460	13.0	61,288	12.8
Total commercial mortgage and agricultural property loans	674,882	100.0%	479,041	100.0%
Allowance for credit losses	(2,771)		(1,713)
Total net commercial mortgage and agricultural property loans	$672,111		$477,328
(1)    Prior period amounts have been updated to conform to current period presentation.

As of September 30, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (18%), California (13%) and Washington (7%) and included loans secured by properties in Europe (6%) and Mexico (1%).

The following tables set forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$2,037	$106	$2,143	$1,056	$44	$1,100
Addition to (release of) allowance for expected losses	576	52	628	397	6	403
Allowance, end of period	$2,613	$158	$2,771	$1,453	$50	$1,503

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30,
	2025			2024
	Commercial Mortgage Loans	Agricultural Property Loans	Total	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Allowance, beginning of period	$1,670	$43	$1,713	$1,107	$55	$1,162
Addition to (release of) allowance for expected losses	943	115	1,058	346	(5)	341
Allowance, end of period	$2,613	$158	$2,771	$1,453	$50	$1,503

For additional information regarding the Company’s methodology for developing its allowance and expected losses, see Note 2 to the Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

For both the three months ended September 30, 2025 and 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.

For both the nine months ended September 30, 2025 and 2024, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	September 30, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$53,511	$66,481	$12,676	$29,629	$2,351	$66,105	$0	$230,753
60%-69.99%	114,784	109,105	61,202	4,941	347	18,334	0	308,713
70%-79.99%	8,309	23,602	6,297	0	0	2,310	0	40,518
80% or greater	0	0	0	0	0	7,438	0	7,438
Total	$176,604	$199,188	$80,175	$34,570	$2,698	$94,187	$0	$587,422
Debt Service Coverage Ratio:
Greater than 1.2x	$169,173	$192,845	$63,229	$34,570	$2,698	$85,801	$0	$548,316
1.0 - 1.2x	4,180	3,824	16,946	0	0	8,386	0	33,336
Less than 1.0x	3,251	2,519	0	0	0	0	0	5,770
Total	$176,604	$199,188	$80,175	$34,570	$2,698	$94,187	$0	$587,422
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$20,197	$32,000	$10,921	$13,305	$968	$849	$1,724	$79,964
60%-69.99%	3,769	0	2,000	0	0	0	1,727	7,496
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$23,966	$32,000	$12,921	$13,305	$968	$849	$3,451	$87,460
Debt Service Coverage Ratio:
Greater than 1.2x	$23,966	$31,000	$12,921	$960	$968	$849	$3,451	$74,115
1.0 - 1.2x	0	1,000	0	0	0	0	0	1,000
Less than 1.0x	0	0	0	12,345	0	0	0	12,345
Total	$23,966	$32,000	$12,921	$13,305	$968	$849	$3,451	$87,460

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$587,422	$0	$0	$0	$587,422	$0
Agricultural property loans	87,460	0	0	0	87,460	0
Total	$674,882	$0	$0	$0	$674,882	$0
(1)As of September 30, 2025, there were no loans in this category accruing interest.
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

For both the three months ended September 30, 2025 and 2024, there were no commercial mortgage and other loans acquired, respectively, other than those through direct origination, and there were no commercial mortgage and other loans sold.
For the nine months ended September 30, 2025 and 2024 there were $0.0 million and $12.6 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.
The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both September 30, 2025 and December 31, 2024.

Other Invested Assets

The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$108,950	$112,001
Hedge funds	74,563	58,312
Real estate-related	6,903	7,118
Subtotal equity method	190,416	177,431
Fair value:
Private equity	181	200
Hedge funds	1	2
Real estate-related	3,469	3,492
Subtotal fair value	3,651	3,694
Total LPs/LLCs	194,067	181,125
Derivative instruments	110,609	51,930
Other(1)	0	157
Total other invested assets	$304,676	$233,212
(1) Includes tax advantaged investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Fixed maturities	$37,102	$32,587
Commercial mortgage and other loans	3,051	1,980
Policy loans	14,490	25,110
Short-term investments and cash equivalents	694	691
Total accrued investment income	$55,337	$60,368

There were no write-downs on accrued investment income for both the three and nine months ended September 30, 2025 and 2024.

Net Investment Income

The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities, available-for-sale	$41,606	$30,979	$117,279	$87,612
Fixed maturities, trading	164	146	680	442
Equity securities	241	91	241	273
Commercial mortgage and other loans	9,116	4,721	23,528	11,643
Policy loans	12,844	13,387	38,791	39,421
Other invested assets	5,597	4,556	12,427	12,297
Short-term investments and cash equivalents	2,235	4,556	5,759	11,212
Gross investment income	71,803	58,436	198,705	162,900
Less: investment expenses	(1,830)	(1,439)	(5,478)	(4,082)
Net investment income	$69,973	$56,997	$193,227	$158,818

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Realized Investment Gains (Losses), Net

The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Fixed maturities(1)	$(1,781)	$(688)	$(2,716)	$(1,134)
Commercial mortgage and other loans	(628)	(403)	(1,058)	(341)
LPs/LLCs(2)	0	1	0	(35)
Derivatives	(12,917)	(4,460)	(89,192)	(15,590)
Short-term investments and cash equivalents	8	5	15	(43)
Ceded income on modified coinsurance assets(2)(3)	(25,452)	(31,145)	(62,986)	(31,145)
Other(2)	(1)	0	3	0
Realized investment gains (losses), net	$(40,771)	$(36,690)	$(155,934)	$(48,288)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables and funds withheld payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

Net Unrealized Gains (Losses) on Investments within AOCI

The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$5	$(19)
Fixed maturity securities, available-for-sale without an allowance	(193,154)	(307,199)
Derivatives designated as cash flow hedges(1)	(5,902)	12,310
Other investments	349	288
Net unrealized gains (losses) on investments	$(198,702)	$(294,620)
(1) For additional information regarding cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both September 30, 2025 and December 31, 2024, the Company had no repurchase agreements and no securities lending transactions.

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

	September 30, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$270,176	$5,758	$(15,712)	$225,884	$13,344	$(1,391)
Total Derivatives Designated as Hedge Accounting Instruments:	$270,176	$5,758	$(15,712)	$225,884	$13,344	$(1,391)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,421,600	$5,496	$(12,700)	$484,200	$2,649	$(6,417)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	27,691	1,046	(1,096)	33,693	2,782	(216)
Foreign Currency
Foreign Currency Forwards	24,815	144	(28)	12,198	527	0
Equity
Equity Total Return Swaps	809,260	86,333	(87,215)	450,000	28,166	(28,166)
Equity Options	5,298,864	319,674	(197,044)	2,930,701	107,964	(70,799)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$7,582,230	$412,693	$(298,083)	$3,910,792	$142,088	$(105,598)
Total Derivatives(1)(2)	$7,852,406	$418,451	$(313,795)	$4,136,676	$155,432	$(106,989)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $433 million and $241 million as of September 30, 2025 and December 31, 2024, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables and deposit receivables".
(2)Recorded in "Other invested assets" and "Payables to parent and affiliates" on the Unaudited Interim Statements of Financial Position.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Offsetting Assets and Liabilities

The following table presents recognized derivative instruments (excluding embedded derivatives and associated reinsurance recoverables and deposit receivables), and repurchase and reverse repurchase agreements that are offset in the Unaudited Interim Statements of Financial Position, and/or are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the Unaudited Interim Statements of Financial Position.

	September 30, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$418,451	$(307,842)	$110,609	$(103,605)	$7,004
Total Assets	$418,451	$(307,842)	$110,609	$(103,605)	$7,004
Offsetting of Financial Liabilities:
Derivatives	$313,795	$(313,795)	$0	$0	$0
Total Liabilities	$313,795	$(313,795)	$0	$0	$0

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$155,432	$(103,502)	$51,930	$(51,421)	$509
Total Assets	$155,432	$(103,502)	$51,930	$(51,421)	$509
Offsetting of Financial Liabilities:
Derivatives	$106,989	$(106,989)	$0	$0	$0
Total Liabilities	$106,989	$(106,989)	$0	$0	$0
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

	Three Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(122)	$0	$664	$161	$2,473
Total cash flow hedges	(122)	0	664	161	2,473
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(467)	0	0	0	0
Currency	178	0	0	0	0
Currency/Interest Rate	415	0	0	(8)	0
Equity	98,153	0	0	0	0
Embedded Derivatives	(111,074)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(12,795)	0	0	(8)	0
Total	$(12,917)	$0	$664	$153	$2,473

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$1,039	$0	$2,141	$(4,325)	$(18,212)
Total cash flow hedges	1,039	0	2,141	(4,325)	(18,212)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(11,872)	0	0	0	0
Currency	(1,569)	0	0	0	0
Currency/Interest Rate	(1,776)	0	0	(41)	0
Equity	125,889	0	0	0	0
Embedded Derivatives	(200,903)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(90,231)	0	0	(41)	0
Total	$(89,192)	$0	$2,141	$(4,366)	$(18,212)

	Three Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$19	$0	$607	$(1,589)	$(6,413)
Total cash flow hedges	19	0	607	(1,589)	(6,413)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(400)	0	0	0	0
Currency	(484)	0	0	0	0
Currency/Interest Rate	(946)	0	0	(21)	0
Equity	11,450	0	0	0	0
Embedded Derivatives	(14,099)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(4,479)	0	0	(21)	0
Total	$(4,460)	$0	$607	$(1,610)	$(6,413)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(321)	$0	$1,670	$(1,014)	$(1,676)
Total cash flow hedges	(321)	0	1,670	(1,014)	(1,676)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	1,276	0	0	0	0
Currency	(217)	0	0	0	0
Currency/Interest Rate	(23)	0	0	(13)	0
Equity	62,466	0	0	0	0
Embedded Derivatives	(78,771)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(15,269)	0	0	(13)	0
Total	$(15,590)	$0	$1,670	$(1,027)	$(1,676)
.

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2024	$12,310
Amount recorded in AOCI
Currency/Interest Rate	(19,357)
Total amount recorded in AOCI	(19,357)
Amount reclassified from AOCI to income
Currency/Interest Rate	1,145
Total amount reclassified from AOCI to income	1,145
Balance, September 30, 2025	$(5,902)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in "Net unrealized investment gains (losses)" in the Unaudited Interim Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using September 30, 2025 values, it is estimated that a pre-tax gain of $2.3 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending September 30, 2026.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Credit Derivatives

The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of September 30, 2025 and December 31, 2024.

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

	September 30, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$50,480	$0	$	$50,480
Obligations of U.S. states and their political subdivisions	0	129,321	0		129,321
Foreign government securities	0	73,179	0		73,179
U.S. corporate public securities	0	1,782,252	0		1,782,252
U.S. corporate private securities	0	409,354	12,439		421,793
Foreign corporate public securities	0	401,699	0		401,699
Foreign corporate private securities	0	280,184	6,192		286,376
Asset-backed securities(2)	0	122,769	12,051		134,820
Commercial mortgage-backed securities	0	67,751	18,877		86,628
Residential mortgage-backed securities	0	15,067	0		15,067
Subtotal	0	3,332,056	49,559		3,381,615
Market risk benefit assets	0	0	496,751		496,751
Fixed maturities, trading	0	18,722	3,764		22,486
Equity securities	80,986	338	0		81,324
Short-term investments	0	2,237	0		2,237
Cash equivalents	0	144,760	0		144,760
Other invested assets(3)	0	418,451	0	(307,842)	110,609
Reinsurance recoverables and deposit receivables	0	0	394,728		394,728
Receivables from parent and affiliates	0	3,582	21,961		25,543
Subtotal excluding separate account assets	80,986	3,920,146	966,763	(307,842)	4,660,053
Separate account assets(4)(5)	0	13,672,903	0		13,672,903
Total assets	$80,986	$17,593,049	$966,763	$(307,842)	$18,332,956
Market risk benefit liabilities	$0	$0	$496,751	$	$496,751
Policyholders' account balances	0	0	827,537		827,537
Payables to parent and affiliates	0	313,795	0	(313,795)	0
Total liabilities	$0	$313,795	$1,324,288	$(313,795)	$1,324,288

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,806	$0	$	$48,806
Obligations of U.S. states and their political subdivisions	0	146,780	0		146,780
Foreign government securities	0	65,754	0		65,754
U.S. corporate public securities	0	1,546,880	0		1,546,880
U.S. corporate private securities	0	275,923	12,819		288,742
Foreign corporate public securities	0	229,153	0		229,153
Foreign corporate private securities	0	232,200	6,214		238,414
Asset-backed securities(2)	0	41,070	5,550		46,620
Commercial mortgage-backed securities	0	72,544	18,478		91,022
Residential mortgage-backed securities	0	14,766	0		14,766
Subtotal	0	2,673,876	43,061		2,716,937
Market risk benefit assets	0	0	492,444		492,444
Fixed maturities, trading	0	21,252	0		21,252
Equity securities	0	62	0		62
Short-term investments	0	10,222	172		10,394
Cash equivalents	0	167,579	0		167,579
Other invested assets(3)	0	155,432	0	(103,502)	51,930
Reinsurance recoverables and deposit receivables	0	0	265,611		265,611
Receivables from parent and affiliates	0	0	30,136		30,136
Subtotal excluding separate account assets	0	3,028,423	831,424	(103,502)	3,756,345
Separate account assets(4)(5)	0	13,251,913	0		13,251,913
Total assets	$0	$16,280,336	$831,424	$(103,502)	$17,008,258
Market risk benefit liabilities	$0	$0	$492,444	$	$492,444
Policyholders' account balances	0	0	506,305		506,305
Payables to parent and affiliates	0	106,989	0	(106,989)	0
Total liabilities	$0	$106,989	$998,749	$(106,989)	$998,749
(1)“Netting” amounts represent cash collateral of $(6) million and $(3) million as of September 30, 2025 and December 31, 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. As of both September 30, 2025 and December 31, 2024, the fair value of such investments was $3.7 million.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate-owned life insurance fund. As of September 30, 2025 and December 31, 2024, the fair value of such investments was $1,343 million and $1,256 million, respectively.
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

	September 30, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$17,150	Discounted cash flow	Discount rate	8.11%	12.97%	10.28%	Decrease
Commercial mortgage-backed securities	$18,877	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(4)	$496,751	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.33%	1.65%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables	$394,728	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.33%	1.65%		Decrease
			Option budget(11)	(2)%	9%		Increase
Receivables from parent and affiliates	$21,961	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$496,751	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.33%	1.65%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$827,537	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.33%	1.65%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(2)%	9%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,803	Discounted cash flow	Discount rate	8.74%	13.91%	11.72%	Decrease
Commercial mortgage-backed securities	$18,478	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.29%	1.71%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$265,611	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$30,136	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$506,305	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.73%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
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
(6)The spread over the Secured Overnight Financing Rate ("SOFR") swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of September 30, 2025 and December 31, 2024, respectively. This spread includes an estimate of non-performance risk ("NPR"), which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.

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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both September 30, 2025 and December 31, 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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

	Three Months Ended September 30, 2025(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$20,900	$(321)	$156	$(20)	$0	$(2,084)	$0	$0	$0	$18,631	$(357)
Structured securities(3)	29,477	620	6,488	0	0	(107)	0	0	(5,550)	30,928	628
Other assets:
Fixed maturities, trading	1,643	5	2,116	0	0	0	0	0	0	3,764	4
Equity securities	0	(75)	75	0	0	0	0	0	0	0	(75)
Short-term investments	0	0	0	0	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables(4)	350,331	2,126	42,271	0	0	0	0	0	0	394,728	(123,999)
Receivables from parent and affiliates	32,529	0	0	0	0	(10,568)	0	0	0	21,961	0
Liabilities:
Policyholders' account balances(4)	(672,210)	(113,064)	0	0	(42,263)	0	0	0	0	(827,537)	15,237

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(466)	$0	$774	$(9)	$(472)	$0	$743
Other assets:
Fixed maturities, trading	0	5	0	0	0	4	0
Equity securities	0	(75)	0	0	0	(75)	0
Short-term investments	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	2,126	0	0	0	(123,999)	0	0
Liabilities:
Policyholders' account balances	(113,064)	0	0	0	15,237	0	0

	Nine Months Ended September 30, 2025(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,033	$152	$3,517	$(886)	$0	$(3,185)	$0	$0	$0	$18,631	$130
Structured securities(3)	24,028	769	14,338	0	0	(357)	0	0	(7,850)	30,928	797
Other assets:
Fixed maturities, trading	0	69	3,695	0	0	0	0	0	0	3,764	69
Equity securities	0	(75)	75	0	0	0	0	0	0	0	(75)
Short-term investments	172	(23)	174	(137)	0	(186)	0	0	0	0	0
Reinsurance recoverables and deposit receivables(4)	265,611	7,982	121,135	0	0	0	0	0	0	394,728	(193,277)
Receivables from parent and affiliates	30,136	0	4,887	(901)	0	(12,161)	0	0	0	21,961	0
Liabilities:
Policyholders' account balances(4)	(506,305)	(202,356)	0	0	(118,876)	0	0	0	0	(827,537)	4,627

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(478)	$0	$1,427	$(28)	$(472)	$0	$1,399
Other assets:
Fixed maturities, trading	0	69	0	0	0	69	0
Equity securities	0	(75)	0	0	0	(75)	0
Short-term investments	12	0	(35)	0	0	0	0
Reinsurance recoverables and deposit receivables	7,982	0	0	0	(193,277)	0	0
Liabilities:
Policyholders' account balances	(202,356)	0	0	0	4,627	0	0

	Three Months Ended September 30, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(7)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$18,798	$203	$655	$0	$0	$(2,212)	$0	$0	$0	$17,444	$179
Structured securities(3)	24,308	1,092	0	0	0	(97)	0	0	0	25,303	1,093
Other assets:
Equity securities	4,320	327	0	0	0	0	0	0	0	4,647	327
Reinsurance recoverables and deposit receivables(4)(8)	127,289	17,856	51,231	0	0	0	5,183	0	0	201,559	(26,796)
Receivables from parent and affiliates	16,606	0	12,628	0	0	0	0	0	0	29,234	0
Liabilities:
Policyholders' account balances(4)	(351,030)	(32,059)	0	0	(54,577)	0	0	0	0	(437,666)	14,303

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$1	$0	$1,295	$(1)	$0	$0	$1,272
Other assets:
Equity securities	0	327	0	0	0	327	0
Reinsurance recoverables and deposit receivables(8)	17,856	0	0	0	(26,796)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(32,059)	0	0	0	14,303	0	0

	Nine Months Ended September 30, 2024(5)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(7)	Transfers into Level 3(6)	Transfers out of Level 3(6)	Fair Value, end of period	Unrealized gains (losses) for assets still held(1)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(2)	$19,629	$105	$5,954	$(87)	$0	$(2,607)	$(5,550)	$0	$0	$17,444	$83
Structured securities(3)	19,204	872	0	0	0	(323)	5,550	0	0	25,303	892
Other assets:
Equity securities	4,541	(167)	273	0	0	0	0	0	0	4,647	(167)
Reinsurance recoverables and deposit receivables(4)(8)	69,745	(7,851)	134,482	0	0	0	5,183	0	0	201,559	(105,510)
Receivables from parent and affiliates	0	0	33,924	(4,690)	0	0	0	0	0	29,234	0
Liabilities:
Policyholders' account balances(4)	(237,316)	(70,920)	0	0	(129,430)	0	0	0	0	(437,666)	31,819

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets still held(1)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$0	$0	$998	$(21)	$0	$0	$975
Other assets:
Equity securities	0	(167)	0	0	0	(167)	0
Reinsurance recoverables and deposit receivables(8)	(7,851)	0	0	0	(105,510)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(70,920)	0	0	0	31,819	0	0
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
(5)Excludes MRB assets of $497 million and $528 million and MRB liabilities of $497 million and $528 million for the periods ended September 30, 2025 and 2024, respectively. See Note 10 for additional information.
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

	September 30, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$682,902	$682,902	$672,111
Policy loans	0	0	1,121,275	1,121,275	1,121,275
Cash and cash equivalents	203	0	0	203	203
Accrued investment income	0	55,337	0	55,337	55,337
Reinsurance recoverables and deposit receivables	0	0	24,125	24,125	25,336
Receivables from parent and affiliates	0	28,532	0	28,532	28,532
Other assets	0	5,819	0	5,819	5,819
Total assets	$203	$89,688	$1,828,302	$1,918,193	$1,908,613
Liabilities:
Policyholders’ account balances - investment contracts	$0	$124,201	$30,727	$154,928	$156,140
Payables to parent and affiliates	0	168	0	168	168
Other liabilities	0	80,289	0	80,289	80,289
Total liabilities	$0	$204,658	$30,727	$235,385	$236,597

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$473,122	$473,122	$477,328
Policy loans	0	0	1,118,589	1,118,589	1,118,589
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	3,246	0	0	3,246	3,246
Accrued investment income	0	60,368	0	60,368	60,368
Reinsurance recoverables and deposit receivables	0	0	24,111	24,111	25,915
Receivables from parent and affiliates	0	40,630	0	40,630	40,630
Other assets	0	3,396	0	3,396	3,396
Total assets	$4,246	$104,394	$1,615,822	$1,724,462	$1,730,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$126,224	$32,028	$158,252	$160,056
Payables to parent and affiliates	0	462	0	462	462
Other liabilities	0	67,206	0	67,206	67,206
Total liabilities	$0	$193,892	$32,028	$225,920	$227,724
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
6.    DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE

Deferred Policy Acquisition Costs ("DAC")
The following tables show a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Nine Months Ended September 30, 2025
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$67,323	$349,993	$417,316
Capitalization	15,400	41,566	56,966
Amortization expense	(3,001)	(11,427)	(14,428)
Other	(53)	0	(53)
Balance, end of period	$79,669	$380,132	459,801
Other, end of period			375
Total balance, end of period			$460,176

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, beginning of period	$82,008	$311,131	$393,139
Capitalization	15,514	41,631	57,145
Amortization expense	(5,773)	(10,800)	(16,573)
Other(1)	(15)	(2,733)	(2,748)
Balance, end of period	$91,734	$339,229	$430,963
(1)Other includes the impact of the Universal Life reinsurance transaction with Prudential Arizona Reinsurance Universal Company (“PAR U”) and PURE. See Note 11 for additional information.

Deferred Reinsurance Losses ("DRL")

The following tables show a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Nine Months Ended September 30, 2025
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$14,578	$50,800	$65,378
Amortization expense	(1,020)	(3,452)	(4,472)
Other	4	0	4
Balance, end of period	$13,562	$47,348	$60,910

	Nine Months Ended September 30, 2024
	Variable Annuities	Term Life	Total
	(in thousands)
Balance, beginning of period	$15,968	$0	$15,968
Amortization expense	(1,060)	0	(1,060)
Other	10	0	10
Balance, end of period	$14,918	$0	$14,918

Deferred Reinsurance Gains ("DRG")

The following tables show a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Nine Months Ended September 30,
	2025	2024
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$208,644	$0
Amortization	(6,589)	(5,959)
Other(1)	0	187,732
Balance, end of period	$202,055	$181,773
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

The assets supporting the variable portion of variable annuity and variable life insurance contracts are carried at fair value and reported as “Separate account assets” with an equivalent amount reported as “Separate account liabilities”. The liabilities related to the net amount at risk are reflected within “Future policy benefits” or “Market risk benefit liabilities” (or “assets”, if applicable). Amounts assessed against the contractholders for mortality, administration, and other services are included within revenue in “Policy charges and fee income” and changes in liabilities for minimum guarantees are generally included in “Policyholders’ benefits” or “Change in value of market risk benefits, net of related hedging gains (losses)”.

Separate Account Assets

The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,962,445	$8,454,468
Fixed Income	3,832,647	4,030,334
Other	877,810	767,111
Other invested assets	1,342,560	1,255,640
Total	$15,015,462	$14,507,553
For the nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.

Separate Account Liabilities

The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Nine Months Ended September 30, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,578,627	$5,928,926	$14,507,553
Deposits	63,442	197,628	261,070
Investment performance	828,026	681,201	1,509,227
Policy charges	(148,016)	(86,582)	(234,598)
Surrenders and withdrawals	(868,223)	(68,023)	(936,246)
Benefit payments	(3,932)	(38,824)	(42,756)
Net transfers (to) from general account	(32,609)	(47,118)	(79,727)
Other	612	30,327	30,939
Balance, end of period	$8,417,927	$6,597,535	$15,015,462

Cash surrender value(1)	$8,338,949	$6,470,903	$14,809,852

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	60,136	185,619	245,755
Investment performance	958,449	816,250	1,774,699
Policy charges	(162,183)	(82,614)	(244,797)
Surrenders and withdrawals	(797,020)	(48,738)	(845,758)
Benefit payments	(7,537)	(30,703)	(38,240)
Net transfers (to) from general account	(19,357)	(38,011)	(57,368)
Other	479	29,333	29,812
Balance, end of period	$9,097,144	$5,844,062	$14,941,206

Cash surrender value(1)	$8,984,658	$5,727,288	$14,711,946
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

	Nine Months Ended September 30, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,287,544	$0	$1,287,544
Effect of cumulative changes in discount rate assumptions, beginning of period	75,036	0	75,036
Balance at original discount rate, beginning of period	1,362,580	0	1,362,580
Effect of assumption update	(24,177)	0	(24,177)
Effect of actual variances from expected experience and other activity	(24,937)	171	(24,766)
Adjusted balance, beginning of period	1,313,466	171	1,313,637
Issuances	72,688	2,249	74,937
Net premiums / considerations collected	(115,292)	(2,420)	(117,712)
Interest accrual	47,577	0	47,577
Other adjustments	(7,872)	0	(7,872)
Balance at original discount rate, end of period	1,310,567	0	1,310,567
Effect of cumulative changes in discount rate assumptions, end of period	(34,304)	0	(34,304)
Balance, end of period	$1,276,263	$0	$1,276,263

	Nine Months Ended September 30, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,499,241	$20,516	$2,519,757
Effect of cumulative changes in discount rate assumptions, beginning of period	164,980	1,477	166,457
Balance at original discount rate, beginning of period	2,664,221	21,993	2,686,214
Effect of assumption update	(50,976)	0	(50,976)
Effect of actual variances from expected experience and other activity	(26,253)	295	(25,958)
Adjusted balance, beginning of period	2,586,992	22,288	2,609,280
Issuances	72,688	2,249	74,937
Interest accrual	96,489	655	97,144
Benefit payments	(121,788)	(2,262)	(124,050)
Other adjustments	(6,202)	(93)	(6,295)
Balance at original discount rate, end of period	2,628,179	22,837	2,651,016
Effect of cumulative changes in discount rate assumptions, end of period	(81,385)	(1,120)	(82,505)
Balance, end of period	$2,546,794	$21,717	$2,568,511

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,270,531	$21,717	$1,292,248
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,270,545	21,717	1,292,262
Less: Reinsurance recoverables	1,181,667	21,717	1,203,384
Balance after reinsurance recoverables, end of period, post-flooring	$88,878	$0	$88,878

	Nine Months Ended September 30, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(50,258)	(208)	(50,466)
Adjusted balance, beginning of period	1,377,477	(208)	1,377,269
Issuances	73,754	3,124	76,878
Net premiums / considerations collected	(118,830)	(2,916)	(121,746)
Interest accrual	48,583	0	48,583
Balance at original discount rate, end of period	1,380,984	0	1,380,984
Effect of cumulative changes in discount rate assumptions, end of period	(15,631)	0	(15,631)
Balance, end of period	$1,365,353	$0	$1,365,353

	Nine Months Ended September 30, 2024
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,619,569	$18,489	$2,638,058
Effect of cumulative changes in discount rate assumptions, beginning of period	44,322	1,510	45,832
Balance at original discount rate, beginning of period	2,663,891	19,999	2,683,890
Effect of assumption update	10,368	(241)	10,127
Effect of actual variances from expected experience and other activity	(69,283)	106	(69,177)
Adjusted balance, beginning of period	2,604,976	19,864	2,624,840
Issuances	73,754	3,124	76,878
Interest accrual	96,145	560	96,705
Benefit payments	(109,055)	(1,998)	(111,053)
Other adjustments	(215)	2	(213)
Balance at original discount rate, end of period	2,665,605	21,552	2,687,157
Effect of cumulative changes in discount rate assumptions, end of period	(22,362)	(1,091)	(23,453)
Balance, end of period	$2,643,243	$20,461	$2,663,704

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
The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Nine Months Ended September 30, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,005,380	$0
Discounted expected future gross premiums (at original discount rate)	$1,984,926	$0
Discounted expected future gross premiums (at current discount rate)	$1,944,542	$0
Undiscounted expected future benefits and expenses	$4,245,670	$30,433
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	9	5
Weighted-average interest rate (at original discount rate)	5.19%	4.16%
Weighted-average interest rate (at current discount rate)	5.22%	4.97%

	Nine Months Ended September 30, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,014,568	$0
Discounted expected future gross premiums (at original discount rate)	$2,009,087	$0
Discounted expected future gross premiums (at current discount rate)	$1,995,991	$0
Undiscounted expected future benefits and expenses	$4,312,461	$27,898
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.23%	3.92%
Weighted-average interest rate (at current discount rate)	4.93%	4.72%
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
In the first nine months of 2025, there was a $2 million charge to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, offset by a $2 million gain, reflecting the impact of ceded reinsurance on the affected cohorts.

In the first nine months of 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.
Deferred Profit Liability

The balances of and changes in DPL as of and for the periods indicated are as follows:

	Nine Months Ended September 30,
	2025	2024
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,513	$1,365
Effect of assumption update	0	106
Effect of actual variances from expected experience and other activity	(5)	(223)
Adjusted balance, beginning of period	1,508	1,248
Profits deferred	907	364
Interest accrual	66	39
Amortization	(204)	(148)
Other adjustments	(4)	1
Balance, end of period, post-flooring	2,273	1,504
Less: Reinsurance recoverables	2,273	1,504
Balance after reinsurance recoverables, end of period	$0	$0

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

The following table shows a rollforward of AIR balances for variable and universal life products for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$1,134,475	$986,166
Flooring impact and amounts in AOCI	32,954	56,487
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,167,429	1,042,653
Effect of assumption update	(1,821)	14,446
Effect of actual variances from expected experience and other activity	15,307	(6,321)
Adjusted balance, beginning of period	1,180,915	1,050,778
Assessments collected(1)	70,705	74,069
Interest accrual	30,446	27,463
Benefits paid	(13,628)	(15,059)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,268,438	1,137,251
Flooring impact and amounts in AOCI	(26,985)	(16,618)
Balance, including amounts in AOCI, end of period, post-flooring	1,241,453	1,120,633
Less: Reinsurance recoverables	1,207,872	1,088,124
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$33,581	$32,509
(1)Represents the portion of gross assessments required to fund the future policy benefits.

	Nine Months Ended September 30,
	2025	2024
Weighted-average duration of the liability in years (at original discount rate)	26	27
Weighted-average interest rate (at original discount rate)	3.36%	3.41%
Future Policy Benefits Reconciliation

The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Unaudited Interim Statements of Financial Position as of the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,292,262	$1,298,365
Deferred profit liability, end of period, post-flooring	2,273	1,504
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	1,241,453	1,120,633
Subtotal of amounts disclosed above	2,535,988	2,420,502
Other Future policy benefits reserves(1)	167,444	166,702
Total Future policy benefits	$2,703,432	$2,587,204
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Revenue and Interest Expense
The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Nine Months Ended September 30, 2025
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$177,950	$0	$3,349	$181,299
Deferred profit liability	0	0	(760)	(760)
Additional insurance reserves	0	163,902	0	163,902
Total	$177,950	$163,902	$2,589	$344,441

	Nine Months Ended September 30, 2024
	Revenues(1)
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$177,320	$0	$3,299	$180,619
Deferred profit liability	0	0	(139)	(139)
Additional insurance reserves	0	189,339	0	189,339
Total	$177,320	$189,339	$3,160	$369,819
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

	Nine Months Ended September 30, 2025
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$48,912	$0	$655	$49,567
Deferred profit liability	0	0	66	66
Additional insurance reserves	0	30,446	0	30,446
Total	$48,912	$30,446	$721	$80,079

	Nine Months Ended September 30, 2024
	Interest Expense
	Term Life	Variable/Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$47,561	$0	$560	$48,121
Deferred profit liability	0	0	39	39
Additional insurance reserves	0	27,463	0	27,463
Total	$47,561	$27,463	$599	$75,623

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
9.    POLICYHOLDERS' ACCOUNT BALANCES

The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Nine Months Ended September 30, 2025
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Deposits	3,301	548,620	193,433	745,354
Interest credited	768	35,869	27,590	64,227
Policy charges	(35)	(297)	(108,790)	(109,122)
Surrenders and withdrawals	(4,897)	(39,896)	(125,261)	(170,054)
Benefit payments	(1,136)	(2,317)	(15,382)	(18,835)
Net transfers (to) from separate account	0	32,609	47,118	79,727
Change in market value and other adjustments(1)	0	145,658	52,277	197,935
Balance, end of period	$34,454	$2,090,809	$3,159,089	5,284,352
Unearned revenue reserve				461,226
Other				10,229
Total Policyholders' account balance				$5,755,807

Weighted-average crediting rate	2.89%	2.76%	1.18%	1.75%
Net amount at risk(2)	$0	$0	$36,251,505	$36,251,505
Cash surrender value(3)	$6,567	$2,023,251	$2,817,662	$4,847,480

	Nine Months Ended September 30, 2024
	Fixed Annuities	Variable Annuities	Variable Life / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	5,456	459,924	166,096	631,476
Interest credited	765	16,126	47,476	64,367
Policy charges	(40)	(172)	(110,124)	(110,336)
Surrenders and withdrawals	(4,827)	(29,403)	(108,291)	(142,521)
Benefit payments	(721)	(2,951)	(338)	(4,010)
Net transfers (to) from separate account	0	19,357	38,011	57,368
Change in market value and other adjustments(1)	0	55,577	15,342	70,919
Balance, end of period	$35,658	$1,111,039	$3,076,918	4,223,615
Unearned revenue reserve				410,876
Other				9,865
Total Policyholders' account balance				$4,644,356

Weighted-average crediting rate	2.89%	2.52%	2.07%	2.18%
Net amount at risk(2)	$0	$0	$35,095,242	$35,095,242
Cash surrender value(3)	$8,102	$1,089,086	$2,749,470	$3,846,658
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

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points ("bps"), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	September 30, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 -50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	635	0	0	0	635
2.00% - 2.99%	21,252	0	0	0	21,252
3.00% - 4.00%	5,967	0	0	0	5,967
Greater than 4.00%	0	0	0	0	0
Total	$27,854	$0	$0	$0	$27,854
Variable Annuities
Less than 1.00%	$3,573	$0	$0	$0	$3,573
1.00% - 1.99%	72,076	70,228	0	0	142,304
2.00% - 2.99%	1,430	3	0	0	1,433
3.00% - 4.00%	85,518	0	0	0	85,518
Greater than 4.00%	109	0	0	0	109
Total	$162,706	$70,231	$0	$0	$232,937
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$34,604	$34,604
1.00% - 1.99%	38,415	0	311,943	215,304	565,662
2.00% - 2.99%	4,895	170,821	176,808	46,218	398,742
3.00% - 4.00%	309,845	164,069	907,824	0	1,381,738
Greater than 4.00%	354,751	0	0	0	354,751
Total	$707,906	$334,890	$1,396,575	$296,126	$2,735,497

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	September 30, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	893	0	0	0	893
2.00% - 2.99%	20,130	0	0	0	20,130
3.00% - 4.00%	7,367	0	0	0	7,367
Greater than 4.00%	0	0	0	0	0
Total	$28,390	$0	$0	$0	$28,390
Variable Annuities
Less than 1.00%	$2,951	$0	$0	$0	$2,951
1.00% - 1.99%	114,191	50,620	1,534	0	166,345
2.00% - 2.99%	1,279	2	0	0	1,281
3.00% - 4.00%	99,705	861	0	0	100,566
Greater than 4.00%	134	0	0	0	134
Total	$218,260	$51,483	$1,534	$0	$271,277
Variable Life / Universal Life
Less than 1.00%	$0	$0	$0	$24,484	$24,484
1.00% - 1.99%	27,959	0	285,234	207,376	520,569
2.00% - 2.99%	4,264	162,137	174,910	42,874	384,185
3.00% - 4.00%	252,340	235,856	915,873	0	1,404,069
Greater than 4.00%	365,918	0	0	0	365,918
Total	$650,481	$397,993	$1,376,017	$274,734	$2,699,225
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.

Unearned Revenue Reserve ("URR")

The balances of and changes in URR as of and for the periods ended are as follows:

	Nine Months Ended September 30,
	2025	2024
	Variable Life / Universal Life
	(in thousands)
Balance, beginning of period	$423,240	$370,258
Unearned revenue	52,294	54,039
Amortization expense	(14,308)	(13,421)
Balance, end of period	$461,226	$410,876

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Nine Months Ended September 30, 2025
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$190,687	$(190,687)	$0
Effect of cumulative changes in non-performance risk	61,123	0	61,123
Balance, beginning of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Attributed fees collected	71,031	(71,031)	0
Claims paid	(1,384)	1,384	0
Interest accrual	10,852	(10,852)	0
Actual in force different from expected	4,618	(4,618)	0
Effect of changes in interest rates	10,495	(10,495)	0
Effect of changes in equity markets	(91,963)	91,963	0
Effect of assumption update and other refinements	13,514	(13,514)	0
Issuances	4,898	(4,898)	0
Other adjustments	2,052	(2,052)	0
Effect of changes in current period counterparty non-performance risk	0	(6,672)	(6,672)
Balance, end of period, before effect of changes in non-performance risk	275,923	(221,472)	54,451
Effect of cumulative changes in non-performance risk	(54,451)	0	(54,451)
Balance, end of period	$221,472	$(221,472)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Nine Months Ended September 30, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	77,254	(77,254)	0
Claims paid	(1,860)	1,860	0
Interest accrual	14,294	(14,294)	0
Actual in force different from expected	(405)	405	0
Effect of changes in interest rates	1,642	(1,642)	0
Effect of changes in equity markets	(143,284)	143,284	0
Effect of assumption update and other refinements(1)	6,091	(6,091)	0
Issuances	3,228	(3,228)	0
Other adjustments(1)	600	(600)	0
Effect of changes in current period counterparty non-performance risk	0	(10,520)	(10,520)
Balance, end of period, before effect of changes in non-performance risk	359,708	(269,851)	89,857
Effect of cumulative changes in non-performance risk	(89,857)	0	(89,857)
Balance, end of period	$269,851	$(269,851)	$0
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

The following table presents accompanying information to the rollforward table above.

	September 30, 2025	September 30, 2024
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$625,447	$582,042
Weighted-average attained age of contractholders	71	70
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

The table below reconciles MRB asset and liability positions as of the following dates:

	September 30, 2025	September 30, 2024
	Variable Annuities
	(in thousands)
Direct and assumed	$137,640	$128,830
Ceded	359,111	398,681
Total market risk benefit assets	$496,751	$527,511

Direct and assumed	$359,111	$398,681
Ceded	137,640	128,830
Total market risk benefit liabilities	$496,751	$527,511

Net balance	$0	$0
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

Reinsurance amounts included in the Company’s Unaudited Interim Statements of Financial Position were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$5,687,885	$4,929,428
Policy loans	(34,261)	(32,760)
Deferred policy acquisition costs	(640,728)	(647,934)
Deferred sales inducements	(30,803)	(32,573)
Market risk benefit assets	359,111	341,565
Other assets	66,441	70,934
Market risk benefit liabilities	137,640	150,878
Reinsurance payables	2,079,148	1,440,264
Other liabilities	202,056	208,543
Reinsurance recoverables and deposit receivables by counterparty were as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Prudential Insurance	$2,405,572	$1,856,410
PARCC	1,209,839	1,173,578
Pruco Life	1,053,442	914,840
PURE	1,011,928	981,917
PAR U	0	380
Unaffiliated	7,104	2,303
Total reinsurance recoverables and deposit receivables	$5,687,885	$4,929,428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reinsurance amounts, included in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Premiums:
Direct	$57,840	$60,029	$178,436	$180,147
Ceded	(46,317)	(48,318)	(144,229)	(145,950)
Net premiums	$11,523	$11,711	$34,207	$34,197
Policy charges and fee income:
Direct	$94,972	$96,670	$277,253	$279,173
Assumed	5,582	9,022	13,810	44,737
Ceded(1)	(73,247)	(84,619)	(221,777)	51,780
Net policy charges and fee income	$27,307	$21,073	$69,286	$375,690
Net investment income:
Direct	$70,298	$57,265	$194,188	$159,685
Ceded	(325)	(268)	(961)	(867)
Net investment income	$69,973	$56,997	$193,227	$158,818
Asset administration fees:
Direct	$9,591	$9,642	$27,870	$28,021
Ceded	(6,236)	(6,705)	(18,428)	(19,845)
Net asset administration fees	$3,355	$2,937	$9,442	$8,176
Other income (loss):
Direct	$1,522	$2,213	$4,498	$2,307
Ceded	1,650	1,964	4,968	6,021
Net other income (loss)	$3,172	$4,177	$9,466	$8,328
Realized investment gains (losses), net:
Direct	$(17,331)	$(23,527)	$(94,434)	$(9,323)
Ceded	(23,440)	(13,163)	(61,500)	(38,965)
Realized investment gains (losses), net	$(40,771)	$(36,690)	$(155,934)	$(48,288)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	$66,328	$(39,273)	$51,312	$119,558
Ceded	(45,064)	33,940	(44,640)	(109,038)
Net change in value of market risk benefits, net of related hedging gains (losses)	$21,264	$(5,333)	$6,672	$10,520
Policyholders’ benefits (including change in reserves):
Direct	$116,466	$85,234	$376,530	$307,749
Assumed	0	0	42	508
Ceded(2)	(108,475)	(88,782)	(321,337)	255,842
Net policyholders’ benefits (including change in reserves)	$7,991	$(3,548)	$55,235	$564,099
Change in estimates of liability for future policy benefits:
Direct	$2,370	$11,683	$(24,775)	$31,021
Ceded	901	(12,723)	7,774	(36,245)
Net change in estimates of liability for future policy benefits	$3,271	$(1,040)	$(17,001)	$(5,224)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest credited to policyholders’ account balances:
Direct	$41,926	$34,328	$97,561	$98,038
Ceded	(20,112)	(15,116)	(57,596)	(37,628)
Net interest credited to policyholders’ account balances	$21,814	$19,212	$39,965	$60,410
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(30,418)	$(29,702)	$(90,170)	$(123,367)
(1)Includes $(1.4) million and $(1.3) million of unaffiliated activity for the three months ended September 30, 2025 and 2024, respectively, and $(4.0) million and $(3.8) million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes $(2.2) million and $0.0 million of unaffiliated activity for the three months ended September 30, 2025 and 2024, respectively, and $(3.3) million and $(2.3) million for the nine months ended September 30, 2025 and 2024, respectively.

The gross and net amounts of life insurance face amount in force were as follows:

	September 30, 2025	September 30, 2024
	(in thousands)
Direct gross life insurance face amount in force	$158,586,995	$156,027,156
Reinsurance ceded	(148,932,605)	(142,591,118)
Net life insurance face amount in force	$9,654,390	$13,436,038
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

The Company's income tax provision amounted to an income tax expense of $3.1 million, or 8.83% of income (loss) from operations before income taxes in the first nine months of 2025, compared to an income tax benefit of $(31.2) million, or 34.43%, in the first nine months of 2024. The Company’s current and prior effective tax rates differed from the U.S. statutory tax rate of 21% primarily due to non-taxable investment income and tax credits.

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

13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Unaudited Interim Statements of Operations and Comprehensive Income (Loss). The balance of and changes in each component of AOCI as of and for the nine months ended September 30, 2025 and 2024, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2024	$(1,279)	$(197,236)	$14,809	$48,289	$(135,417)
Change in OCI before reclassifications	673	80,080	(4,368)	(6,670)	69,715
Amounts reclassified from AOCI	0	3,861	0	0	3,861
Income tax benefit (expense)	(133)	(17,618)	917	1,401	(15,433)
Balance, September 30, 2025	$(739)	$(130,913)	$11,358	$43,020	$(77,274)

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2023	$(1,079)	$(130,117)	$4,369	$79,300	$(47,527)
Change in OCI before reclassifications	184	32,597	(1,894)	(10,520)	20,367
Amounts reclassified from AOCI	0	799	0	0	799
Income tax benefit (expense)	(47)	(7,005)	398	2,209	(4,445)
Balance, September 30, 2024	$(942)	$(103,726)	$2,873	$70,989	$(30,806)
(1)Includes cash flow hedges of $(6) million and $12 million as of September 30, 2025 and December 31, 2024, respectively, and $4 million and $5 million as of September 30, 2024 and December 31, 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$703	$(962)	$(1,145)	$335
Net unrealized investment gains (losses) on available-for-sale securities	(1,781)	(687)	(2,716)	(1,134)
Total net unrealized investment gains (losses)(4)	(1,078)	(1,649)	(3,861)	(799)
Total reclassifications for the period	$(1,078)	$(1,649)	$(3,861)	$(799)
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

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2024	$(19)	$(294,601)	$(28,133)	$73,108	$52,409	$(197,236)
Net investment gains (losses) on investments arising during the period	24	92,033	0	0	(19,323)	72,734
Reclassification adjustment for (gains) losses included in net income	0	3,861	0	0	(810)	3,051
Impact of net unrealized investment (gains) losses	0	0	6,215	(18,192)	2,515	(9,462)
Balance, September 30, 2025	$5	$(198,707)	$(21,918)	$54,916	$34,791	$(130,913)
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

The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock-based awards program was $0.0 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million for both the nine months ended September 30, 2025 and 2024. The expense charged to the Company for the deferred compensation program was $0.1 million for both the three months ended September 30, 2025 and 2024, and $0.4 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $0.3 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $0.5 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million for both the nine months ended September 30, 2025 and 2024.

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.2 million for both the three months ended September 30, 2025 and 2024, and $0.5 million for both the nine months ended September 30, 2025 and 2024.

The Company is charged distribution expenses from Prudential's proprietary nationwide sales organization, "Prudential Advisors" through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $11 million for the three months ended September 30, 2025, and $33 million for the nine months ended September 30, 2025.

The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $13 million and $20 million for the three months ended September 30, 2025 and 2024, respectively, and $52 million and $54 million for the nine months ended September 30, 2025 and 2024, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $2 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $7 million and $11 million for the nine months ended September 30, 2025 and 2024, respectively.

Corporate-Owned Life Insurance

The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,137 million and $2,861 million at September 30, 2025 and December 31, 2024, respectively. Fees related to these COLI policies were $7 million for both the three months ended September 30, 2025 and 2024, and $21 million and $20 million for the nine months ended September 30, 2025 and 2024, respectively. The Company reinsures 90% of the first $1 million of mortality risk associated with each individual policy to Pruco Life, and 100% of the mortality risk in excess of $1 million.

In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $890 million and $897 million as of September 30, 2025 and December 31, 2024, respectively. Interest income related to the policy loan was $10 million and $11 million for the three months ended September 30, 2025 and 2024, respectively, and $31 million and $32 million for the nine months ended September 30, 2025 and 2024, respectively.

Affiliated Investment Management Expenses

In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. These expenses are recorded as “Net investment income” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Derivative Trades

In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.

Joint Ventures

The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $83 million and $71 million of investments in joint ventures as of September 30, 2025 and December 31, 2024, respectively. "Net investment income" related to these ventures includes gains(losses) of $1.8 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $3.3 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Affiliated Asset Administration Fee Income

The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $6 million and $7 million for the three months ended September 30, 2025 and 2024, respectively, and $19 million and $20 million for the nine months ended September 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Company's Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders' separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $3 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $8 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively. These revenues are recorded as “Asset administration fees” in the Company’s Unaudited Interim Statements of Operations and Comprehensive Income (Loss).

Affiliated Notes Receivable

Affiliated notes receivable included in “Receivables from parent and affiliates” at September 30, 2025 and December 31, 2024 is as follows:

	Maturity Dates			Interest Rates			September 30, 2025	December 31, 2024
							(in thousands)
U.S. dollar fixed rate notes	2032	-	2033	0.00%	-	10.00%	$25,543	$30,135
Total notes receivable - affiliated(1)							$25,543	$30,135
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

Accrued interest receivable related to these loans was $0.0 million as of both September 30, 2025 and December 31, 2024, and is included in "Accrued investment income". Revenues related to these loans were $0.1 million for both the three months ended September 30, 2025 and 2024, and $0.1 million and $0.0 million for the nine months ended September 30, 2025 and 2024, respectively, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" (“APIC”) and "Realized investment gains (losses), net", respectively. The table below shows affiliated asset trades for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Unaudited Interim Financial Statements—(Continued)

Debt Agreements

The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding as of both September 30, 2025 and December 31, 2024.

The total interest expense to the Company related to loans payable to affiliates was $0.0 million for both the three months ended September 30, 2025 and 2024, and $0.0 million for both the nine months ended September 30, 2025 and 2024.

Contributed Capital and Dividends

In May and August 2025, the Company received capital contributions in the amount of $1.5 million and $3.6 million from Pruco Life, respectively. Through December 2024, the Company did not receive any capital contributions from Pruco Life.

Through September 2025 and December 2024, the Company did not pay any dividends to Pruco Life.

Reinsurance with Affiliates

As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.

15.    COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of September 30, 2025 and December 31, 2024, the outstanding balances on these commitments were $7 million and $24 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both September 30, 2025 and December 31, 2024, which is a change of $0.0 million for both the three and nine months ended September 30, 2025 and September 30, 2024. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of September 30, 2025 and December 31, 2024, $118 million and $127 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for either the three or nine months ended September 30, 2025 or 2024.

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

The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of September 30, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) addresses the financial condition of Pruco Life Insurance Company of New Jersey, or the “Company,” as of September 30, 2025, compared with December 31, 2024, and its results of operations for the three and nine months ended September 30, 2025 and 2024. You should read the following analysis of our financial condition and results of operations in conjunction with the MD&A, the "Risk Factors" section, and the audited Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as well as the statements under “Forward-Looking Statements” and the Unaudited Interim Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Regulatory Developments
Interest Maintenance Reserves
In August 2025, the National Association of Insurance Commissioners (“NAIC”) extended the temporary statutory accounting treatment of net negative interest maintenance reserves (“IMR”) through December 31, 2026. This provision, which was set to expire on December 31, 2025, permits an insurer to admit net negative IMR up to 10% of their adjusted statutory surplus, provided such insurer’s risk-based capital (“RBC”) ratio remains above 300% of its Authorized Control Level RBC.

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

The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of September 30, 2025, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.2% near-term mean reversion equity expected rate of return.

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

Changes in Financial Position

Total assets increased $2.3 billion from $25.4 billion at December 31, 2024 to $27.7 billion at September 30, 2025. Significant components were:
•Total investments increased $1.0 billion driven by new sales of general account annuity products;
•Reinsurance recoverables and deposit receivables increased $0.8 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance; and
•Separate account assets increased $0.5 billion primarily driven by favorable equity markets and net inflows for life products, partially offset by net outflows related to annuity products.
Total liabilities increased $2.2 billion from $24.2 billion at December 31, 2024 to $26.3 billion at September 30, 2025. Significant components were:
•Policyholders' account balances increased $0.8 billion primarily driven by incremental indexed product sales; and
•Reinsurance payables increased $0.6 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance.
Total equity increased $0.1 billion from $1.2 billion at December 31, 2024 to $1.3 billion at September 30, 2025, primarily driven by life net income.

Results of Operations

Income (loss) from Operations before Income Taxes

Three Months Comparison

Income (loss) from operations before income taxes increased $22 million from income of $24 million for the three months ended September 30, 2024 to income of $46 million for the three months ended September 30, 2025 primarily driven by:
•Higher Change in value of market risk benefits, net of related hedging gains (losses) due to changes in interest rates; and
•Higher Net investment income due to net business growth driven by incremental indexed product sales.
Partially offset by:
•Higher Policyholders’ benefits driven by reserve refinements for both the current and prior year periods related to term products; and
•Lower Realized investment gains (losses), net driven by changes in interest rates.
Nine Months Comparison

Income (loss) from operations before income taxes increased $126 million from loss of $91 million for the nine months ended September 30, 2024 to income of $35 million for the nine months ended September 30, 2025. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $10 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $116 million primarily driven by:
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
Revenues, Benefits and Expenses
Three Months Comparison
Revenues increased $41 million from $55 million for the three months ended September 30, 2024 to $96 million for the three months ended September 30, 2025, primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Benefits and expenses increased $19 million from $31 million for the three months ended September 30, 2024 to $50 million for the three months ended September 30, 2025, primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Nine Months Comparison
Revenues decreased $381 million from revenues of $547 million for the nine months ended September 30, 2024 to revenues of $166 million for the nine months ended September 30, 2025. This includes an unfavorable comparative decrease of $31 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues decreased $350 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Benefits and expenses decreased $506 million from $638 million for the nine months ended September 30, 2024 to $132 million for the nine months ended September 30, 2025. This includes a favorable comparative decrease of $41 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, benefits and expenses decreased $465 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

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
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial, Inc. (“Prudential Financial”) manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, and fixed maturities that are not designated as held-to-maturity and public equity securities. As of September 30, 2025 and December 31, 2024, the Company had liquid assets of $3,633 million and $2,920 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $147 million and $182 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, $3,259 million, or 96%, of the fixed maturity investments in the Company's general account portfolios, were rated high or highest quality based on NAIC or equivalent rating.
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

The affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”). As of both September 30, 2025 and December 31, 2024, we had Credit-Linked Note Structures with an aggregate issuance capacity of $8,000 million to support Regulation XXX reserves, of which $7,560 million was outstanding and matures in 2044. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024. Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable.

As of September 30, 2025, our affiliated captive reinsurance companies had outstanding an aggregate of $200 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of September 30, 2025, for purposes of financing Guideline AXXX reserves, one of our affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.

The Company has introduced updated versions of its individual life products in conjunction with the requirement to adopt principle-based reserving by January 1, 2020. These updated products are currently priced to support the principle-based statutory reserve level without the need for reserve financing.

Item 4. Controls and Procedures
In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of September 30, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 7, 2025