Form 10-K
period 2025-12-31
PRUCO LIFE INSURANCE OF NEW JERSEY
filed 2026-03-06
CIK 1038509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 6, 2026, 400,000 shares of the registrant’s Common Stock (par value $5) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K is set forth in, and is hereby incorporated by reference herein from, Prudential Financial, Inc.’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026, to be filed by Prudential Financial, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.
Pruco Life Insurance Company of New Jersey meets the conditions set forth in General Instruction (I) (1) (a) and (b) of Form 10-K
and is therefore filing this Form with the reduced disclosure.

FORWARD-LOOKING STATEMENTS
Certain of the statements included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “believes,” “anticipates,” “includes,” “plans,” “assumes,” “estimates,” “projects,” “intends,” “should,” “will,” “shall” or variations of such words are generally part of forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future developments and their potential effects upon Pruco Life Insurance Company of New Jersey. There can be no assurance that future developments affecting Pruco Life Insurance Company of New Jersey will be those anticipated by management. These forward-looking statements are not a guarantee of future performance and involve risks and uncertainties, and there are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including, among others: (1) losses on investments or financial contracts due to deterioration in credit quality or value, or counterparty default; (2) losses on insurance products due to mortality experience or policyholder behavior experience that differs significantly from our expectations when we price our products; (3) changes in interest rates and equity prices that may (a) adversely impact the profitability of our products, the value of separate accounts supporting these products or the value of assets we manage, (b) result in losses on derivatives we use to hedge risk or increase collateral posting requirements and (c) limit opportunities to invest at appropriate returns; (4) guarantees within certain of our products which are market sensitive and may decrease our earnings or increase the volatility of our results of operations or financial position; (5) liquidity needs resulting from (a) derivative collateral market exposure, (b) asset/liability mismatches, (c) the lack of available funding in the financial markets or (d) unexpected cash demands due to severe mortality calamity or lapse events; (6) financial or customer losses, or regulatory and legal actions, due to inadequate or failed processes or systems, external events, and human error or misconduct such as (a) disruption of our systems and data, (b) an information security breach, (c) a failure to protect the privacy of sensitive data, (d) reliance on third-parties or (e) labor and employment matters; (7) changes in the regulatory landscape, including related to (a) financial sector regulatory reform, (b) changes in tax laws, (c) fiduciary rules and other standards of care, (d) state insurance laws and developments regarding group-wide supervision, capital and reserves, and (e) privacy and cybersecurity regulation; (8) technological changes which may adversely impact companies in our investment portfolio or cause insurance experience to deviate from our assumptions; (9) ratings downgrades; (10) market conditions that may adversely affect the sales or persistency of our products; (11) competition and (12) reputational damage. Pruco Life Insurance Company of New Jersey does not intend, and is under no obligation, to update any particular forward-looking statement included in this document. See “Risk Factors” included in this Annual Report on Form 10-K for discussion of certain risks relating to our business and investment in our securities.

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

Products
Annuities
We offer a variety of products to serve different retirement needs and goals:

FlexGuard Suite
•Our FlexGuard suite of indexed-variable annuity products offers the contractholder an opportunity to allocate funds to variable subaccounts and index-based strategies. The strategies provide an interest component linked to, but not an investment in, the selected index, and its performance over the elected term, subject to certain contractual provisions, and also provides varying levels of downside protection at pre-determined levels and durations. The product also allows for additional deposits and provides a return of purchase payment death benefit at no additional charge.

Variable Annuities
•Our actively sold variable annuities provide tax-deferred asset accumulation, annuitization options, and an optional death benefit that guarantees the contractholder’s beneficiary a return of total purchase payments made to the contract, adjusted for any partial withdrawals, upon death. Sales of our traditional variable annuities were discontinued in 2020.

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

Marketing and Distribution
Our distribution efforts for our annuity products, which are supported by a network of internal and external wholesalers, are executed through a diverse group of distributors, including:
•Third-party distribution through:
◦Broker-dealers;
◦Banks and wirehouses;
◦Independent financial planners; and
◦Marketing Organizations.
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide advice organization.

We primarily distribute our individual life products through the following three channels:

•Third-party distribution through:
◦Independent brokers
◦Banks and wirehouses; and
◦General agencies and producer groups.
•Financial professionals associated with Prudential Advisors, Prudential's proprietary nationwide advice organization.
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

The primary regulatory frameworks applicable to Prudential Financial and the Company are described further below.
U.S. Insurance Operations
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

In addition, most states have insurance laws that require regulatory approval of a direct or indirect change of control of an insurer or an insurer’s holding company.

The New Jersey Department of Banking and Insurance ("NJDOBI") acts as the group-wide supervisor of Prudential Financial pursuant to New Jersey legislation that authorizes group-wide supervision of internationally active insurance groups (“IAIGs”). The law, among other provisions, authorizes NJDOBI to examine Prudential Financial and its subsidiaries, including by ascertaining the financial condition of the insurance companies for purposes of assessing enterprise risk through, among other things, periodic examinations of the books and records, financial reporting, policy filings and market conduct. In accordance with this authority, NJDOBI receives information about Prudential Financial’s operations beyond those of its New Jersey domiciled insurance subsidiaries.

The National Association of Insurance Commissioners ("NAIC") has developed and implemented a group capital calculation that uses a risk-based capital (“RBC”) aggregation methodology to serve as an additional tool to help state regulators assess potential risks.

State Insurance Regulation

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

State insurance authorities possess broad administrative powers concerning all aspects of insurance business, including among other things: (1) licensing for transact business operations; (2) agent licensing; (3) asset admittance to statutory surplus; (4) regulation of premium rates for specific products; (5) policy form approvals; (6) oversight of unfair trade and claims practices; (7) establishment of reserve requirements and solvency standards; (8) determination of maximum interest rates on life insurance policy loans and minimum accumulation or surrender values; (9) regulation of permissible investments by type, amount, and valuation; and oversight of reinsurance transactions, including captive reinsurers.

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

Surplus and Capital

Insurers are required to sustain capital and surplus at or above the minimum thresholds prescribed by their respective jurisdictions. Regulatory authorities retain the discretionary power to restrict or suspend an insurer’s ability to offer policies if these requirements are not satisfied, or if continued operations are deemed potentially detrimental to policyholders.

Dividend Restrictions. The New Jersey insurance law regulates the amount of dividends that may be paid by the Company. See Note 14 to the Financial Statements for a discussion of dividend restrictions.

Risk-Based Capital. We are subject to RBC requirements that are designed to enhance regulation of insurers’ solvency. RBC is calculated annually using a comprehensive formula that incorporates asset, premium, claim, expense, and statutory reserve factors, taking into account asset, insurance, interest rate, market, and business risk attributes.

Investments. U.S. state insurance laws restrict Prudential Financial's subsidiaries' investments in certain assets and require portfolio diversification. Investments exceeding these limits are excluded from surplus calculations, and non-qualifying assets may need to be divested.

U.S. Federal and State Securities Regulation Affecting Insurance Operations

Our variable life insurance and variable annuity products generally are considered “securities” and therefore may be required to be registered and subject to regulation and reporting requirements under federal and/or state securities laws. Federal and state securities regulation may affect investment advice, sales and related activities with respect to these products.

Insurance Guaranty Association Assessments

We are subject to laws requiring insurers to be members and pay assessments covering certain obligations of insolvent insurers, typically based on each insurer's share of business within the relevant jurisdiction.

ERISA

The Employee Retirement Income Security Act (“ERISA”) is a federal law regulating U.S. employee benefit plans sponsored by private employers and labor unions, covering pensions, profit-sharing, and welfare plans like health, life, and disability insurance. Certain provisions are also applicable to Individual Retirement Accounts ("IRAs"). ERISA sets rules for reporting and fiduciary conduct, and bans certain transactions, with civil and criminal penalties for violations. Prudential Financial offers services to ERISA plans and IRAs through it's insurance, investment management and retirement businesses, including when acting as fiduciaries, and therefore we must comply with these rules, which can restrict business transactions with such plans and IRAs.

Fiduciary Rules and Other Standards of Care

The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, including, among others, the U.S. Department of Labor (“DOL”) fiduciary rule, the Securities and Exchange Commission (“SEC”) Regulation Best Interest, and the National Association of Insurance Commissioners (“NAIC”) Standard of Care regulations. Under certain circumstances and subject to certain conditions, these rules and standards of care may require us to act in our retail customers’ best interests and/or without placing our financial interest ahead of our customers’ interests. Complying with these rules and standards of care has resulted in and may continue to cause increased compliance costs.

SECURE Act

We are also subject to the Setting Every Community up for Retirement Enhancement (“SECURE”) Act, together with SECURE 2.0, (collectively, the "SECURE Act"), designed to broaden retirement plan access and savings. The SECURE Act makes pooled employer plans easier for small businesses, mandates coverage for long-term part-time workers, raises auto-enrollment caps, increases the minimum withdrawal age, removes IRA contribution age limits, and streamlines options for guaranteed lifetime income through annuity provider provisions.

Derivatives Regulation

Prudential Financial and its subsidiaries use derivatives for various purposes, including hedging interest rate, foreign currency, equity market and other exposures. The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") established a framework for regulation by both the SEC and the CFTC of the over-the-counter ("OTC") derivatives markets. This framework sets out requirements regarding the clearing and reporting of derivatives transactions, as well as collateral posting requirements. Affiliated swaps entered into between Prudential Financial subsidiaries are generally exempt from most of these requirements.

Privacy, Data Protection and Cybersecurity Regulation

We are subject to U.S. federal and state laws, regulations and directives that require (1) financial institutions and other businesses to protect the confidentiality, integrity, and availability of personal, proprietary, and other non-public information, including intellectual property, health-related, and customer information; and (2) disclosure to customers and other appropriate individuals regarding the collection, disclosure and use of such information. We are also required to comply with international data privacy laws, regulations and directives including those affecting data privacy and protection and cross border data transfers. Some countries mandate local data processing or storage, which may increase costs and affect operational efficiency and how products and services are offered in those countries. Generally these U.S. and international laws, regulations and directives may require:

•protecting sensitive personal information such as national identifier numbers (e.g., social security numbers) or racial or ethnic origin, from unauthorized use or disclosure;
•providing individuals with certain rights over their personal information, such as the right to access, correct, or delete their personal information;
•notifying affected individuals, regulators and others if there is a breach of the confidentiality, integrity, or availability of certain personal or confidential information;
•implementing programs to detect, prevent, and mitigate identity theft;
•identification of permissible uses for personal information, such as customer information and consumer report information and permissible telemarketing calls, e-mails, texts, and other consumers and customers communications;
•oversight of third-parties that have access to, and handle, personal or confidential information;

Regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Financial regulators in the U.S. and international jurisdictions in which Prudential Financial operates continue to focus on data privacy and cybersecurity, including rulemaking and examinations of regulated entities, and have communicated heightened expectations. For example, the EU’s General Data Protection Regulation (“GDPR”) and the U.K,'s Data Protection Act 2018, as amended by the Data (Use and Access) Act of 2025, impose stringent rules and penalties. GDPR applies to any Prudential unit handling EU personal data. Other countries such as Brazil, India, Japan, Argentina and China, have adopted or are considering similar laws. In the U.S., new privacy laws are frequently proposed, including recent amendments to the Gramm- Leach-Bailey Act. The California Consumer Privacy Act and the California Privacy Rights Act grant broad rights and create strict obligations, with other states introducing similar laws and more expected nationwide and globally.

The NAIC Insurance Data Security Model Law, which has been adopted by more than 20 states, requires insurers to implement robust cybersecurity measures. In 2023, the NAIC released updated model privacy legislation, which states started adopting in 2024. New York, for example, has expanded its regulation, creating additional requirements. These laws increase compliance demands, noncompliance risks, and the potential for enforcement and reputational risk. For additional information regarding our cybersecurity risk management and governance, see “Item 1C. Cybersecurity.”

Artificial Intelligence

Regulatory standards relating to the use of artificial intelligence (“AI”) are evolving in the countries where we do business, and our use of AI may increase risks associated with bias, unfair discrimination, transparency, and information security. For example, the E.U. is in the process of introducing new regulations applicable to certain AI technologies and to the data used to train, test and deploy them. U.S. state regulators have also shown increasing concern about the use of AI and the potential for discrimination and bias in insurance practices. For example, in July 2024, the New York Department of Financial Services adopted Insurance Circular Letter No. 7 Re: Use of Artificial Intelligence Systems and External Consumer Data and Information Sources in Insurance Underwriting and Pricing, which imposes obligations on insurers using AI or external consumer data and information sources. In May 2024, Colorado passed Senate Bill 24-205 (“the Colorado AI Law”), which becomes effective on February 1, 2026, regulates certain AI systems, and imposes obligations on AI system deployers and developers doing business in Colorado. The application of existing law and introduction of new or revised laws and regulations may require changes in our operations, increased compliance costs and reduce benefits from our adoption of artificial intelligence technologies.

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

Environmental Laws and Regulations

Federal, state and local environmental laws and regulations apply to our ownership and operation of real property. Inherent in owning and operating real property are the risks of hidden environmental liabilities and the costs of any required clean-up. Although unexpected environmental liabilities can always arise, we seek to minimize this risk by undertaking environmental assessments, among other measures prior to taking title to real estate.

In addition, certain states, including California, and the NAIC, require us to publicly report information about the Company’s greenhouse gas emissions and climate-related risks and opportunities.

Unclaimed Property Laws

We are subject to the laws and regulations of states and other jurisdictions concerning the identification, reporting and escheatment of unclaimed or abandoned funds, and we are subject to audit and examination for compliance with these requirements. For additional discussion of these matters, see Note 16 to the Financial Statements.

Taxation

U.S. Taxation

We are subject to income, premium, employment, excise, sales and other taxes related to our U.S. operations. In addition, the life insurance and annuity products we sell are subject to income and other taxes. Changes in the tax laws in the U.S. could adversely impact our tax position, make our products less attractive to customers, and/or adversely impact the profitability of such products.

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

Item 1A. Risk Factors
You should carefully consider the following risks. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past but are provided because future occurrences of such factors, events, or contingencies could have a material adverse impact on our results of operations and financial condition. Additional risks to which we are subject include, but are not limited to, the factors mentioned under “Forward-Looking Statements” above and the risks of our businesses described elsewhere in this Annual Report on Form 10-K. Many of these risks are interrelated and could occur under similar business and economic conditions, and the occurrence of certain of them may in turn cause the emergence or exacerbate the effect of others. Such a combination could materially increase the severity of the impact of these risks on our businesses, results of operations, financial condition and liquidity.
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
We are exposed to investment risk through our investments, which primarily consist of public and private fixed maturity securities, commercial mortgage and other loans, structured finance, equity securities and alternative assets including private equity, hedge funds and real estate. We are also exposed to investment risk through a potential counterparty default.
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
Our investment portfolio is subject to credit risk, which is the risk that an obligor (or guarantor) is unable or unwilling to meet its contractual payment obligations on its fixed maturity security, loan or other obligations. Credit risk may manifest in an idiosyncratic manner (i.e., specific to an individual borrower or industry) or through market-wide credit cycles. Financial deterioration of the obligor increases the risk of default and may increase the capital charges required under the regulatory frameworks we are subject to potentially limiting our overall capital flexibility. Credit defaults (as well as credit impairments, realized losses on credit-related sales, and increases in credit related reserves) may result in losses which adversely impact earnings, capital and our ability to appropriately match our liabilities and meet future obligations.
The Company is subject to counterparty risk, which is the risk that the counterparty to a transaction could default or deteriorate in creditworthiness before or at the final settlement of a transaction. In the normal course of business, we enter into financial contracts to manage risks (such as derivatives and reinsurance treaties), improve the return on investments (such as securities lending and repurchase transactions) and provide sources of liquidity or financing (such as credit agreements, securities lending agreements and repurchase agreements). Reinsurance may also be used to further strategic goals of the Company by facilitating the transfer of risk of a block of liabilities if an entity purchase or sale is not practical. These transactions expose the Company to counterparty risk. Counterparties include commercial banks, investment banks, broker-dealers and insurance and reinsurance companies. In the event of a counterparty deterioration or default, we may incur replacement costs necessary to reallocate the transaction to a new counterparty. Also, bespoke transactions (e.g., strategic and asset intensive reinsurance) entail less liquid investments and are typically difficult to hedge, possibly requiring us to recapture liabilities and reestablish or strengthen reserves and capital, which could reduce capital flexibility. The magnitude of the losses (e.g. replacement costs) will depend on current market conditions, the complexity of the transaction, and the time required to restructure or replace the transaction. Losses will likely be higher under stressed conditions.

Our investment portfolio is subject to equity risk, which is the risk of loss due to deterioration in market value of public equity or alternative assets. We include public equity and alternative assets (including private equity, hedge funds and real estate) in our portfolio constructions, and these investments have varying degrees of price transparency. Equities traded on stock exchanges (public equities) have significant price transparency, as transactions are often required to be disclosed publicly. Assets with less price transparency include private equity (joint ventures/limited partnerships) and direct real estate. As these investments typically do not trade on public markets and indications of realizable market value may not be readily available, valuations can be infrequent and/or more volatile. A sustained decline in public equity and alternative markets may reduce the returns earned by our investment portfolio through lower-than-expected dividend income, property operating income, and capital gains, thereby adversely impacting earnings, capital, and product pricing assumptions. These assets may also produce volatility in earnings as a result of uneven distributions on the underlying investments.
Insurance Risk
We have significant liabilities for policyholders' benefits which are subject to insurance risk. Insurance risk is the risk that actual experience deviates adversely from our insurance assumptions, including mortality, morbidity, and policyholder behavior assumptions. We provide a variety of insurance products, on both an individual and group basis, that are designed to help customers protect against a variety of financial uncertainties. Our insurance products protect customers against their potential risk of loss by transferring those risks to the Company, where those risks can be managed more efficiently through pooling and diversification over a larger number of independent exposures. During this transfer process, we assume the risk that actual losses experienced in our insurance products deviate significantly from what we expect. More specifically, insurance risk is concerned with the deviations that impact our future liabilities. Our profitability may decline if mortality experience, morbidity experience or policyholder behavior experience differ significantly from our expectations when we price our products. In addition, if we experience higher-than-expected surrenders, withdrawals or claims, our liquidity position may be adversely impacted, and we may incur losses on investments if we are required to sell assets in order to fund surrenders, withdrawals or claims. If it is necessary to sell assets at a loss, our results of operations and financial condition could be adversely impacted. For a discussion of the impact of changes in insurance assumptions on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Policies and Pronouncements—Application of Critical Accounting Estimates—Insurance Liabilities”.
Certain of our insurance products are subject to mortality risk, which is the risk that actual deaths experienced deviate adversely from our expectations. Mortality risk is a biometric risk that can manifest in the following ways:
•Mortality calamity is the risk that mortality rates in a single year deviate adversely from our expectations as the result of drivers such as pandemics, natural or man-made disasters, military actions or terrorism. A mortality calamity event will reduce our earnings and capital and we may be forced to liquidate assets before maturity in order to pay the higher than expected level of claims. Mortality calamity risk is more pronounced in respect of specific geographic areas (including major metropolitan centers, where we have concentrations of customers, including under group and individual life insurance, concentrations of employees or significant operations,) and in respect of countries and regions in which we operate that are subject to a greater potential threat of military action or conflict. Ultimate losses would depend on several factors, including the rates of mortality and morbidity among various segments of the insured population, the collectability of reinsurance, the possible macroeconomic effects on our investment portfolio, the effect on lapses and surrenders of existing policies, as well as sales of new policies and other variables.

•Mortality trend is the risk that mortality improvements in the future deviate from our expectations. Mortality trend is a long-term risk that could emerge gradually over time. Longevity products, such as annuities, experience adverse impacts due to higher-than-expected mortality improvement. Mortality products, such as life insurance, experience adverse impacts due to lower-than-expected mortality improvement. If this risk were to emerge, the Company would update assumptions used to calculate reserves for in force business, which may result in additional assets needed to meet the higher expected annuity claims or earlier expected life claims. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition, and economically the impact can be long-term as the excess outflow is paid over time.

•Mortality base is the risk that actual base mortality deviates adversely from what is expected in pricing and valuing our products. Base mortality risk can arise from a lack of credible data on which to base the assumptions.

Certain of our insurance products are subject to policyholder behavior risk, which is the risk that actual policyholder behavior deviates adversely from our expectations. Policyholder behavior risk can manifest in the following ways:
•Lapse calamity is the risk that lapse rates over the short-term deviate adversely from our expectations. For example, surrenders of certain insurance products may increase following a downgrade of our financial strength ratings or adverse publicity. Only certain products are exposed to this risk. Products that offer a cash surrender value that resides in the general account, such as non-participating whole life products, could pose a potential short-term lapse calamity risk. Surrender of these products can impact liquidity, and it may be necessary in certain market conditions to sell assets to meet surrender demands. Lapse calamity can also affect our earnings and capital through its impact on estimated future profits.

•Policyholder behavior (long-term) risk is the risk that the behavior of our customers or policyholders deviates adversely from our expectations over the long-term. This risk arises through product features which provide some degree of choice or flexibility for the policyholder, which can impact the amount and/or timing of claims. Such choices include surrender, lapse, partial withdrawal, policy loan, utilization, and premium payment rates for contracts with flexible premiums. Policyholder behavior is driven by factors outside of our control, including macro factors such as market movements, as well as by policyholders’ individual needs, which may differ significantly from product to product depending on many factors including the features offered, the approach taken to market each product, and competitor pricing. For example, persistency (the probability that a policy or contract will remain in force) within our annuities business may be significantly impacted by the value of guaranteed minimum benefits contained in many of our variable annuity products being higher than current account values in light of poor market performance as well as other factors. Many of our products also provide our customers with wide flexibility with respect to the amount and timing of premium deposits and the amount and timing of withdrawals from the policy’s value. Results may vary based on differences between actual and expected premium deposits and withdrawals for these products, especially if these product features are relatively new to the marketplace. The pricing of certain of our variable annuity products that contain certain living benefit guarantees is also based on assumptions about utilization rates, or the percentage of contracts that will utilize the benefit during the contract duration, including the timing of the first withdrawal. Results may vary based on differences between actual and expected benefit utilization. We may also be impacted by customers seeking to sell their benefits. In particular, the development of a secondary market for life insurance, including life settlements or “viaticals” and investor owned life insurance, and third-party investor strategies in our annuities business, could adversely affect the profitability of existing business and our pricing assumptions for new business. An increase in reserves due to revised assumptions could have an immediate adverse impact on our results of operations and financial condition and the economic impact can be long-term as the excess outflow is paid.
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
Our insurance and annuity products, and our investment returns, are subject to interest rate risk, which is the risk of loss arising from asset/liability duration mismatches within our general account investments. The risk of mismatch in asset/liability duration is mainly driven by the specific dynamics of product liabilities. For example, some product liabilities generate long-term cash flows (i.e., 30 years or more), resulting in significant interest rate risk, since these cash flows cannot be matched by assets for sale in the marketplace, exposing the Company to future reinvestment risk. In addition, certain of our products provide for recurring premiums which may be invested at interest rates lower than the rates included in our pricing assumptions. Market-sensitive cash flows exist with other product liabilities including products whose cash flows can be linked to market performance through secondary guarantees, minimum crediting rates, and/or changes in insurance assumptions.
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
Our mitigation efforts with respect to interest rate risk are primarily focused on maintaining an investment portfolio with diversified maturities. The portfolio's key rate duration profile is designed to be approximately equal to that of our liability and surplus benchmark; however, these benchmarks are based on estimates of the liability cash flow profiles which are complex and could be inaccurate, especially when markets are volatile. In addition, there are practical and capital market limitations on our ability to accomplish this matching. Due to these and other factors we may need to liquidate investments prior to maturity at a loss in order to satisfy liabilities or be forced to reinvest funds in a lower rate environment.

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
We are subject to counterparty risk associated with reinsurance transactions. To mitigate this risk, we may use coinsurance or modified coinsurance. With these reinsurance arrangements, we retain assets on our balance sheet whose related investment performance accrues to third-party reinsurers. The composition of these assets is subject to investment guidelines specific to the reinsurance treaties and may differ from those we would normally invest in. Under GAAP, modified coinsurance reinsurance most often create embedded derivatives for the ceding company and the reinsurer, which are measured at fair value. The valuation of these embedded derivatives is sensitive to market factors, including credit spreads of the assets held on our balance sheet, and can generate significant volatility in net income depending on market conditions. Changes in the fair value of embedded derivatives are included in "Realized investment gains (losses), net" on the Statements of Operations, whereas changes in the fair value of assets are recorded primarily in "Accumulated other comprehensive income (loss)".
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
Operational Risk
Operational Risk Types
The types of operational risks that may impact the Company include, among others, the following:
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

Potential Impacts
The potential adverse impacts to our business, results of operations, financial condition or liquidity due to such operational risks include, among others, the following:
•Financial losses - The Company experiences a financial loss. This loss may originate from various causes including, but not limited to, transaction processing errors and fraud.
•Client service impacts - The Company may not be able to service customers. This may result if the Company is unable to continue operations during a business continuation event or if systems are compromised, including as a result of a cyber-attack involving malware and/or a virus.
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
We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and continuing availability of data we use to run our businesses and service our customers. These systems, and any available backups, have and may fail to operate properly or become disabled as a result of events or circumstances wholly or partly beyond our control, including cyber-attacks, denial of service, viruses or other malicious activities, power outages, hardware or software malfunctions, defects or degradation, lack of proper maintenance, human error or misuse, and similar events.
Further, we face the risk of operational and technology failures experienced by others, including clearing agents, exchanges and other financial intermediaries and vendors and other third-parties to which we outsource the provision of services or business operations.

We, or third-parties on whom we rely, may not adequately maintain information security. There continues to be significant and increased cyber-attack activity against businesses, including but not limited to Prudential and others in the financial services sector and no organization, regardless of measures implemented to safeguard the systems and detect threats, is fully immune to cyber-attacks. Our cybersecurity risk remains heightened because of, among other things, the rapidly evolving nature and pervasiveness of cyber threats, including advances in artificial intelligence ("AI"), our brand and reputation, our size and scale, our geographic presence and our role in the financial services industry and the broader economy. See “Item 1C. Cybersecurity” for additional information about cybersecurity risk management and governance. Risks related to cyber-attack arise in various areas, including:
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
•Employees, third-party service providers or other individuals purportedly acting on behalf of the Company may fail (as a result of human error or misconduct) to comply with applicable policies and procedures, and/or intentionally circumvent controls or safeguards for unauthorized purposes. Our adoption of remote working increases these risks, as our interaction with employees and external service providers occur on information systems, networks and environments over which we have less control and which may be more difficult to monitor.

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
•The proliferation of third-party financial data aggregators and emerging technologies, including the development and use of AI, increase our information security risks and exposure.

•Costs and security risks associated with maintaining, upgrading, or replacing our information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources to these activities.
•Planned system upgrades may not be successful or operate as intended, may take longer than anticipated, may exceed their budget, or create or exacerbate previously unknown security vulnerabilities.

The development and adoption of artificial AI, including generative AI and agentic AI, and its use and anticipated use by us or by third-parties on whom we rely, may increase the operational risks discussed above or create new operational risks that we are not currently anticipating. AI technologies offer potential benefits in areas such as customer service personalization and process automation, and we expect to use AI to help deliver products and services and support critical functions. We also expect third-parties on whom we rely to do the same. There are significant risks involved in developing and deploying AI and there can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business, including our efficiency or profitability. AI may be misused by us or by such third-parties, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. Such risks are increased by the relative newness of the technology, the speed at which it is being adopted, and the developing and evolving laws, regulations or standards governing its use. See “Business — Regulation — Artificial Intelligence” for a discussion of the applicable laws and regulations relating to the use of AI. Misuse of AI or external data, failure to comply with regulatory requirements, or conflicting interpretations of requirements could expose us to legal or regulatory risk, subject us to adverse regulatory examinations or audits, damage customer relationships or cause reputational harm. Further, our ability to continue to develop and efficiently deploy AI technologies depends on access to specific third-party equipment and other physical infrastructure, such as processing hardware and network capacity, as to which we cannot control the availability or pricing, especially in a highly competitive environment. Our competitors may also adopt AI more quickly or more effectively than we do, which could cause competitive harm. Because AI technology is so new, some of the potential risks of AI are currently unknowable, however, specific risks relating to AI could include, among others:
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
•Misinformation and Disinformation: The ability to generate realistic and convincing synthetic media has been and could be used to spread misinformation and disinformation, impacting public opinion and undermining trust in the financial system.
•Privacy Concerns: AI could be used to create synthetic identities or manipulate personal data, raising privacy concerns related to data breaches and other potential violations of consumer rights and data protection regulations.
•Cybersecurity Threats: AI could be used to create sophisticated, long-term and persistent phishing attacks or bypass security measures, increasing the risk of cyberattacks and data breaches.

The risks identified above could be exacerbated by agentic AI, which, acting without supervision, could take actions harmful to the Company or our customers.

We, or third-parties on whom we rely, may not adequately ensure the integrity, confidentiality, or availability of personal and confidential information. In the course of our ordinary business, we collect, store and disclose to various third-parties (e.g., service providers, reinsurers, etc.) substantial amounts of personal and confidential information, including in some instances sensitive personal information, including health-related information. We are subject to the risk that the integrity, confidentiality, or availability of this information may be compromised, including as a result of an information security breach as described above, or that such events occurring at third-parties may not be disclosed to us in a timely manner. And we may have insufficient recourse against such third-parties from which such breaches originate. We have experienced cybersecurity events resulting in, among other things the compromise of personal and confidential information, including sensitive health information, of our customers and other stakeholders.

Furthermore, there has been increased scrutiny as well as enacted and proposed additional laws and regulations, including from state regulators, regarding the use of personal and confidential information. These laws and regulations are increasing in complexity and number, change frequently, and may be subject to interpretation by different regulators and courts. See “Business—Regulation—Privacy and Cybersecurity Regulation” for a discussion of the applicable laws and regulations (including those requiring notice, disclosure or remediation) relating to cybersecurity events.

We have incurred and could incur significant costs and other negative consequences resulting from cyber-attacks or other information security breaches. Compromise or perceived compromise of the security of our systems or data or that of one of our vendors has damaged and could damage our reputation, cause the deterioration or termination of relationships with among others, customers, distributors, government-run health insurance exchanges, marketing partners and insurance carriers, reduce demand for our services, result in the loss of business opportunities, and subject us to significant liability and expense as well as regulatory action, penalties and lawsuits, any or all of which would harm our business, operating results and financial condition. We have also incurred and could incur significant costs in connection with our response, recovery, remediation, modification of protective measures, and compliance efforts, including costs associated with mitigating the impact of any errors, interruptions, delays or cessations of service. Additionally, our failure to timely or accurately communicate cyber incidents to relevant parties could result in regulatory, operational and reputational risk. To the extent we maintain cyber insurance, liabilities or losses arising from certain cyber incidents may not be covered or fully covered under such policies, including if our insurer denies coverage as to any particular claim in the future, and may not take into account reputational damage, the costs of which are impossible to quantify, and the amount of insurance may not be adequate. In addition, our insurance coverage with respect to cyber incidents may increase in cost or cease to be available on commercially reasonable terms, or at all, in the future.
Third-parties (outsourcing providers, vendors and suppliers) present added operational risk to our enterprise. The Company's business model relies heavily on the use of third-parties to deliver contracted services in a broad range of areas. This reliance presents the risk that the Company is unable to meet legal, regulatory, financial or customer obligations because third-parties fail to deliver contracted services, or that the Company is exposed to reputational damage because third-parties fail to operate in accordance with our specifications and expectations. We use affiliates and third-party vendors located outside the U.S. to provide certain services and functions, which also exposes us to business disruptions and political risks as a result of risks inherent in conducting business outside of the United States.
The manner in which our products are distributed, including by affiliate and third-party distributors of our products presents added regulatory, competitive and other risks to our enterprise. Our products are sold primarily through captive/affiliated distributors and third-party distributing firms. Our captive/affiliated distributors are made up of sales personnel who are generally compensated based on commissions. The third-party distributing firms are rarely dedicated to us exclusively and may recommend and/or market products of our competitors. Accordingly, we must compete for their services. Our sales could be adversely affected if we are unable to attract, retain or motivate captive sales agents or third-party distributing firms or if we do not adequately provide support, training, compensation, and education to this sales network regarding our products, or if our products are not competitive and not appropriately aligned with consumer needs. While third-party distributing firms have an independent regulatory accountability, under applicable regulations and guidance, product manufacturers retain significant sales practices accountability.
The Company and our distributors are subject to rules regarding the standard of care applicable to sales of our products and the provision of advice to our customers, and many of these rules are routinely revised or re-examined. In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling annuity and insurance products and the payments they receive. Furthermore, sales practices and investor protection have increasingly become areas of focus for our regulators. Regulatory investigations and examinations have resulted in enforcement actions against us and companies in our industry and brokers and agents marketing and selling those companies’ products. Enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products. If our products are distributed in an inappropriate manner, or to customers for whom they are unsuitable, or distributors of our products otherwise engage in misconduct, we may suffer reputational and other harm to our business and be subject to regulatory action, penalties or damages. Our business may also be harmed if captive/affiliate distributors engage in inappropriate conduct in connection with the sale of third-party products.
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

Although we distribute our products through a wide variety of distribution channels, we maintain relationships with certain key distributors. We periodically negotiate the terms of these relationships, and there can be no assurance that such terms will remain acceptable to us or such third-parties. An interruption in certain key relationships could materially affect our ability to market our products and could have a material adverse effect on our business, operating results and financial condition. Distributors may elect to reduce or terminate their distribution relationships with us, including for such reasons as adverse developments in our business, competitiveness of product offerings, adverse rating agency actions or concerns about market-related risks. We are also at risk that key distribution partners may merge, change their business models in ways that affect how our products are sold, or terminate their distribution contracts with us, or that new distribution channels could emerge and adversely impact the effectiveness of our distribution efforts. An increase in bank and broker-dealer consolidation activity could increase competition for access to distributors, result in greater distribution expenses and impair our ability to market products through these channels. Consolidation of distributors and/or other industry changes may also increase the likelihood that distributors will try to renegotiate the terms of any existing selling agreements to terms less favorable to us. Finally, we also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships.
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
Strategic Risk
We are subject to the risk of events that can cause our fundamental business model to change, either through a shift in the businesses in which we are engaged or a change in our execution. In addition, other risks may become strategic risks. For example, we have considered and must continue to consider the impact of the interest rate environment on new product development and continued sales of interest sensitive products. Our strategic initiatives may fail to achieve their intended results, due to inadequate execution, incorrect assumptions, global or regional economic conditions, competition, changes in the industries in which we operate or other reasons.
Our ability to successfully execute on strategic transactions is subject to risks. We have in the past considered and continue to consider a range of strategic transactions, which could include acquisitions, joint venture, divestitures, spin-offs, reinsurance and other corporate transactions. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to successfully execute on and realize the expected benefits from these types of transactions. Any of these types of transactions could be material, be difficult to implement, disrupt our business, or change our business profile, focus or strategy significantly.
Changes in the regulatory landscape may be unsettling to our business model. New laws and regulations are being considered in the U.S. and our other countries of operation at an increasing pace, as there has been greater scrutiny on financial regulation over the past several years. Proposed or unforeseen changes in law or regulation, or changes in the way existing laws or regulations are enforced, may adversely impact our business. See “Business—Regulation” for a discussion of certain recently enacted and pending proposals by international, federal and state regulatory authorities and their potential impact on our business, including in the following areas:
•Financial sector regulatory reform.
•U.S. federal, state and local tax laws, including Corporate Alternative Minimum Tax ("CAMT").
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

Changes in technology and other external factors may be unsettling to our business model. Rapid technological change puts pressure on existing business models. We believe the following aspects of technological and other changes would significantly impact our business model. There may be other unforeseen changes in technology and the external environment, including the regulatory response to technological change, which may have a significant impact on our business model.
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
Failure to adapt our business model in response to these and other technological developments could have an adverse impact on our results of operations or financial condition.
The following items are examples of other factors which could have an adverse impact on our business.
•Current Market Conditions. The imposition of tariffs and retaliatory actions could result in, among other things, rising interest rates, significant equity market declines, stagnant economic growth and high inflation, which could adversely impact our liquidity and capital positions, cash flows, results of operations, and financial position. For example, the combination of stagnant economic growth and high inflation would increase investment risk, including the underperformance of investments in more leveraged companies or companies exposed to weaker consumers. Also, the statutory capital of certain of Prudential Financial's insurance subsidiaries could be negatively affected by such things as increased reserve requirements, which could be caused by equity market declines, and asymmetrical and non-economic statutory accounting impacts from rising rates.
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
•Climate change may increase the severity and frequency of calamities, or adversely affect our investment portfolio or investor sentiment. Climate change may increase the frequency and severity of weather-related disasters, pandemics and/or other natural disasters. In addition, climate change regulation may affect the prospects of companies and other entities whose securities we hold, or our willingness to continue to hold their securities. It may also impact other counterparties, including reinsurers, and affect the value of investments. We cannot predict the long-term impacts on us from climate change or related regulation. Climate change may also influence investor sentiment with respect to the Company and investments in our portfolio.

•We may fail to meet expectations relating to environmental, social, and governance standards and practices. Certain existing or potential investors, customers and regulators evaluate our business or other practices according to a variety of environmental, social and governance (“ESG”) standards and expectations. Certain of our regulators have proposed or adopted, or may propose or adopt, ESG rules or standards that would apply to our business. Our practices may be judged by ESG standards that are continually evolving and not always clear. Prevailing ESG standards and expectations may also reflect contrasting or conflicting values or agendas. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not be completely effective or satisfy investors, customers, regulators, or others. We may face adverse regulatory, investor, customer, media, or public scrutiny leading to business, reputational, or legal challenges. In addition, with increasing anti-ESG regulations and sentiment, we could experience reduced revenue and reputational harm if we are targeted by government actors, private groups or influential individuals who disagree with our public positions on social or environmental issues.
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
•Our reputation may be adversely impacted if any of the risks described in this section are realized. Reputational risk could manifest in connection with any of the risks identified in the Company’s risk identification process. Failure to effectively manage risks across a broad range of risk issues exposes the Company to reputational harm. If the Company were to suffer a significant loss in reputation, both policyholders and counterparties could seek to exit existing relationships. Additionally, large changes in credit worthiness, especially credit ratings, could impact access to funding markets while creating additional collateral requirements for existing relationships. The mismanagement of any such risks may potentially damage our reputational asset. Our business is anchored in the strength of our brand, our alignment to our values, and our proven commitment to keep our promises to our customers. Any negative public perception, founded or otherwise, can be widely and rapidly shared over social media or other means, and could cause damage to our reputation.

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

As part of the information security program, we routinely engage independent outside advisors to assess the effectiveness of our program and our internal response preparedness. We also regularly engage with the broader cybersecurity community and monitor cyber threat information.

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

Governance

Prudential Financial's information security program is overseen by the Chief Information Security Officer (“CISO”) and Information Security Office, as well as the Head of Global Technology and Operations (“HGTO”). The CISO and Information Security Office are responsible for monitoring for cybersecurity incidents impacting Prudential’s systems, and ensuring appropriate processes are maintained to inform management of the prevention, detection, mitigation, and remediation of such cybersecurity incidents. We believe that Prudential Financial's employees responsible for managing cybersecurity risk have the skills and knowledge to assess and manage the Company's material risks from cybersecurity threats, and their qualifications include degrees and certifications typical for cybersecurity professionals. We expect these employees to, among other things, understand computer systems, networks, and security technologies and be proficient in a variety of security tools and techniques. The current CISO, who is serving in an interim capacity, has served in various roles in information security for over 20 years, including as Deputy CISO and roles overseeing cyber defense, investigation, and incident response. The interim CISO holds a law degree and has attained numerous Global Assurance Certifications.

Prudential Financial's Audit Committee of the Board of Directors which is responsible for oversight of certain risk issues, including cybersecurity, receives reports from the CISO, the HGTO and Operational Risk Management throughout the year. At least annually, Prudential Financial's Board and the Audit Committee also receive updates about the results of program reviews, including assessments led by outside advisors who provide a third-party independent assessment of our technical program and internal response preparedness. To the extent cybersecurity controls are related to internal control over financial reporting, such controls are considered in the context of Prudential Financial's annual external integrated audit.

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
Financial and Economic Environment. Through 2021, interest rates in the U.S. had experienced a prolonged period of historically low levels. This was followed by significant increases in 2022 through 2023. While there have been modest declines in 2024 and 2025, rates have sustained higher levels relative to historical periods. We expect that a continued level of relative higher interest rates will benefit our results over time. We continue to monitor current market conditions and the potential impact to our business in the event of slowing or negative economic growth. In addition, we are subject to financial impacts associated with movements in equity markets and the evolution of the credit cycle as discussed in “Item 1A. Risk Factors”.

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

In order to manage the impacts that changes in interest rates have on our net investment spread, we employ a proactive asset/liability management program, which includes strategic asset allocation and hedging strategies within a disciplined risk management framework. These strategies seek to match the liability characteristics of our products and to closely approximate the interest rate sensitivity of assets with that of product liabilities. We also manage duration gaps, currency and other risks between assets and liabilities through the use of derivatives, and adjust these strategies as products, customer behavior, and market conditions evolve. Our interest rate exposure is also mitigated by our business mix, which includes lines of business where fee-based and insurance underwriting earnings play a more prominent role in product profitability. We also regularly examine our product offerings and may reprice or discontinue sales of certain products that do not meet our profit expectations.
For additional information regarding interest rate risks, see "Risk Factors—Market Risk" and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
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

Insurance Liabilities
Future Policy Benefits
Future Policy Benefit Reserves, including Unpaid Claims and Claim Adjustment Expenses
We establish reserves for future policy benefits to, or on behalf of, policyholders, using methodologies prescribed by U.S. GAAP. See Note 2 to the Financial Statements for additional information regarding the reserving methodologies used.
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
Mortality rate assumptions are generally based on Company experience, sometimes blending Company experience with an industry table when Company experience alone is not sufficiently credible. The Company sets mortality and morbidity assumptions that vary by major type of business. Within types of business, rates vary by age and gender. The Company applies an adjustment for future mortality improvement, consistent with observed long-term trends of population mortality over time. Lapse and surrender assumptions are based on Company and industry experience, where available. The Company sets rates that vary by product type, taking into account features specific to the product.
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
The weighted average rate of return assumptions used in developing estimated market returns consider many factors specific to each product type, including asset durations, asset allocations and other factors. With regard to equity market assumptions, the near-term future rate of return assumption used in evaluating liabilities for future policy benefits for certain of our products, primarily our domestic variable life insurance products, is generally updated each quarter and is derived using a reversion to the mean approach, a common industry practice. Under this approach, we consider historical equity returns and adjust projected equity returns over an initial future period of five years (the “near-term”) so that equity returns converge to the long-term expected rate of return. If the near-term projected future rate of return is greater than our near-term maximum future rate of return of 15.0%, we use our maximum future rate of return. If the near-term projected future rate of return is lower than our near-term minimum future rate of return of 0%, we use our minimum future rate of return. As of December 31, 2025, our variable life insurance businesses assume an 8.0% long-term equity expected rate of return and a 2.3% near-term mean reversion equity expected rate of return.
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

The following paragraph provides additional details about the material reserves we have established:
The reserves for future policy benefits as of December 31, 2025, primarily relate to term life and universal life products. For term life contracts, the future policy benefit reserves are generally calculated using the net premium valuation methodology. The primary assumptions used in determining these expected future benefits and expenses include mortality, lapse, and interest rate assumptions. For universal life products, which include universal life contracts that contain no-lapse guarantees, reserves for future policy benefits are established using current best estimate assumptions and are based on the benefit ratio. The primary assumptions used in establishing these reserves generally include mortality, lapse, and premium pattern, as well as interest rate and equity market return assumptions. Reserves also include claims reported but not yet paid, and claims incurred but not yet reported.
Policyholders’ Account Balances
Policyholders’ account balances liability represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability includes provisions for benefits under non-life contingent payout annuities. Policyholders’ account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. For additional information regarding the valuation of these embedded derivatives, see Note 5 to the Financial Statements.
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
Inclusive of Policyholders' Account Balances and Market risk benefits, the Company estimates that a hypothetical change to its own credit risk of plus 50 and minus 50 basis points ("bps") would result in an increase and a decrease to Other Comprehensive Income (loss) (“OCI”) of $50 million and $55 million, respectively, and an increase and a decrease to net income of $20 million and $30 million, respectively.
Sensitivities for Insurance Assets and Liabilities
The following table summarizes the impact that could result on each of the listed financial statement balances from changes in certain key assumptions. The information below is for illustrative purposes and includes only the hypothetical direct impact on December 31, 2025 balances of changes in a single assumption and not changes in any combination of assumptions. Additionally, the illustration of the insurance assumption impacts below reflects a parallel shift in the insurance assumptions; however, these may be non-parallel in practice. Changes in current assumptions could result in impacts to financial statement balances that are in excess of the amounts illustrated. A description of the estimates and assumptions used in the preparation of each of these financial statement balances is provided above. Changes to the insurance cash flow assumptions are reflected in net income through the retrospective unlocking method for traditional long duration, limited-payment and universal life type products.

The impacts presented within this table exclude the impacts of our asset liability management strategy, which seeks to offset the changes in the balances presented within this table and is primarily composed of investments and derivatives. See further below for a discussion of the estimates and assumptions involved with the application of U.S. GAAP accounting policies for these instruments and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for hypothetical impacts on related balances as a result of changes in certain significant assumptions. The impacts presented within this table are also net of reinsurance. See Note 11 to the Financial Statements for additional information regarding our material reinsurance agreements.

Increase (Decrease) in Net Income due to changes in Future Policy Benefits, Market Risk Benefits(1), and Policyholders' Account Balances, Net of Reinsurance
(in millions)
Hypothetical change in current assumptions:

Long-term interest rate:
Increase by 25 basis points	$0
Decrease by 25 basis points	$0
Long-term equity expected rate of return:
Increase by 50 basis points	$0
Decrease by 50 basis points	$0
Mortality:
Increase by 1%	$5
Decrease by 1%	$(5)
Lapse(2):
Increase by 10%	$5
Decrease by 10%	$0
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
For equity method investments, the carrying value of these investments is written down or impaired to fair value when a decline in value is considered to be other-than-temporary. See Note 2 of the Financial Statements for additional information regarding our OTTI policies.
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
An increase or decrease in our effective tax rate by one percentage point would have resulted in a decrease or increase in our 2025 "Income tax expense (benefit)" of $1 million.
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
Reinsurance
The Company participates in reinsurance arrangements as either the ceding entity or the assuming entity primarily to manage capital, reduce exposure to loss and risk volatility, and provide additional capacity for future growth and diversification. Reinsurance related assets and liabilities include, in part, embedded derivatives and the cost of reinsurance, which require a significant amount of management judgment. See Note 2 to the Financial Statements for additional information regarding reinsurance.
Adoption of New Accounting Pronouncements

There were no new critical accounting estimates resulting from new accounting pronouncements adopted during 2024. See Note 2 to the Financial Statements for accounting pronouncements issued but not yet adopted and newly adopted accounting pronouncements.

Changes in Financial Position
2025 to 2024 Annual Comparison
Total assets increased $2.5 billion from $25.4 billion at December 31, 2024 to $27.9 billion at December 31, 2025. Significant components were:
•Total investments increased $1.0 billion primarily driven by new sales of general account annuity products;
•Reinsurance recoverables and deposit receivables increased $0.9 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance; and
•Separate account assets increased $0.4 billion primarily driven by favorable equity market performance, partially offset by net outflows.
Total liabilities increased $2.3 billion from $24.2 billion at December 31, 2024 to $26.5 billion at December 31, 2025. Significant components were:
•Policyholders' account balances increased $0.9 billion primarily driven by incremental indexed product sales;
•Reinsurance payables increased $0.8 billion primarily driven by the reinsurance of indexed annuities to Prudential Insurance; and
•Separate account liabilities increased $0.4 billion corresponding to the increase in Separate account assets, as mentioned above.
Total equity increased $0.2 billion primarily driven by net income.
Results of Operations
Income (loss) from Operations before Income Taxes
2025 to 2024 Annual Comparison
Income (loss) from operations before income taxes increased $120 million from a loss of $50 million in 2024 to a gain of $70 million in 2025. The impact from our annual reviews and update of assumptions and other refinements was a net gain of $10 million. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, income (loss) from operations increased $110 million primarily driven by:
•Lower Policyholders' benefits driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies.
Partially offset by:
•Lower Policy charges and fee income driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies;
•Higher amortization of deferred policy acquisition costs driven by the absence of the 2024 reinsurance recapture of the Company's GUL insurance policies;
•Lower Realized investment gains (losses) net driven by the reinsurance of indexed annuities to Prudential Insurance; and
•Lower Change in value of market risk benefits net of related hedge gain (loss) from ceded NPR.
Revenues, Benefits and Expenses
2025 to 2024 Annual Comparison
Revenues decreased $747 million from $1,000 million in 2024 to $253 million in 2025. This includes an unfavorable comparative decrease of $31 million from our annual reviews and update of assumptions and other refinements. Excluding the comparative impact of our annual reviews and update of assumptions and other refinements, revenues decreased $716 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.
Benefits and expenses decreased $867 million from $1,051 million in 2024 to $184 million in 2025. This includes a favorable comparative decrease of $41 million from our annual reviews and update of assumptions and other refinements. Excluding the impact of our annual reviews and update of assumptions and other refinements, the decrease was $826 million primarily driven by the items mentioned above in Income (loss) from operations before income taxes.

Risks and Risk Mitigants
Indexed Variable Annuity Risks and Risk Mitigants. The primary risk exposure of these indexed variable annuity products relates to the investment risks we bear in order to credit to the customer’s account balance the required crediting rate based on the performance of the elected indices at the end of each term. We manage this risk primarily through our investment strategies including derivatives and product design features, which include credit rate resetting subject to contractual minimums as well as surrender charges applied during the early years of the contract that help to provide protection for premature withdrawals. In addition, our indexed variable annuity strategies have an interim value provision that provides protection from lapse in the case of rising interest rates. The Company also manages these risk exposures through reinsurance for certain of our indexed variable annuity products.
Variable Annuity Risks and Risk Mitigants. The primary risk exposures of our variable annuity contracts relate to actual deviations from, or changes to, the assumptions used in the original pricing of these products, including capital markets assumptions such as equity market returns, interest rates and market volatility, along with actuarial assumptions such as contractholder mortality, the timing and amount of annuitization and withdrawals, and contract lapses. For these risk exposures, achievement of our expected returns is subject to the risk that actual experience will differ from the assumptions used in the original pricing of these products. Prudential Financial, Inc. (“Prudential Financial”) manages our exposure to certain risks driven by fluctuations in capital markets primarily through a combination of i) Product Design Features, and ii) our Asset Liability Management Strategy ("ALM"), as discussed below. The Company also manages these risk exposures through reinsurance for certain of our variable annuity products. Sales of traditional variable annuities with guaranteed living benefit riders were discontinued as of December 31, 2020.
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
Income Taxes
The effective tax rate is the ratio of “Income tax expense (benefit)” divided by “Income (loss) from operations before income taxes.” Our effective tax rate for fiscal years 2025, 2024, and 2023 was 11.7%, 39.3% and 11.0%, respectively. For a detailed description of the nature of each significant reconciling item, see Note 12 to the Financial Statements.
Unrecognized Tax Benefits
The Company’s liability for income taxes includes the liability for unrecognized tax benefits and interest that relate to tax years still subject to review by the Internal Revenue Service or other taxing authorities. The completion of review or the expiration of the U.S. Federal statute of limitations for a given audit period could result in an adjustment to the liability for income taxes. The Company had no unrecognized benefit as of December 31, 2025, 2024, and 2023.

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
Liquid Assets
Liquid assets include cash and cash equivalents, short-term investments, U.S. Treasury fixed maturities, fixed maturities that are not designated as held-to-maturity, and public equity securities. As of December 31, 2025 and 2024, the Company had liquid assets of $3,905 million and $2,920 million, respectively. The portion of liquid assets comprised of cash and cash equivalents and short-term investments was $262 million and $182 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, $3,294 million, or 97%, of the fixed maturity investments in the Company's general account portfolios were rated high or highest quality based on NAIC or equivalent rating.
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
Under the agreements, the affiliated captive receives in exchange for the surplus notes one or more credit-linked notes issued by a special-purpose affiliate of the Company with an aggregate principal amount equal to the surplus notes outstanding. The affiliated captive holds the credit-linked notes as assets supporting Regulation XXX or Guideline AXXX non-economic reserves, as applicable. The captive can redeem the principal amount of the outstanding credit-linked notes for cash upon the occurrence of, and in an amount necessary to remedy, a specified liquidity stress event affecting the captive. Under the agreements, the external counterparties have agreed to fund any such payments under the credit-linked notes in return for the receipt of fees. To date, no such payments under the credit-linked notes have been required. Under these transactions, because valid rights of set-off exist, interest and principal payments on the surplus notes and on the credit-linked notes are settled on a net basis, and the surplus notes are reflected in the Company’s total consolidated borrowings on a net basis. As a result of reinsurance transactions executed with Somerset Re and Wilton Re, we have eliminated Credit-Linked Note Structures supporting Guideline AXXX for our remaining business. In November 2024, we restructured a series of internal captive reinsurance arrangements resulting in the consolidation of Credit-Linked Note Structures supporting Regulation XXX.
As of December 31, 2025, the affiliated captive reinsurance companies have entered into agreements with external counterparties providing for the issuance of up to an aggregate of $8,000 million of surplus notes by our affiliated captive reinsurers in return for the receipt of credit-linked notes (“Credit-Linked Note Structures”), of which $7,660 million of surplus notes was outstanding, as compared to an aggregate issuance capacity of $8,000 million, of which $7,560 million was outstanding as of December 31, 2024. These amounts exclude credit-linked note structures used to finance Guideline AXXX reserves for business reinsured to Somerset Re in March 2024.
As of December 31, 2025, the affiliated captive reinsurance companies had outstanding an aggregate of $100 million of debt issued for the purpose of financing Regulation XXX non-economic reserves. In addition, as of December 31, 2025, for purposes of financing Guideline AXXX reserves, one of the affiliated captives had approximately $3,982 million of surplus notes outstanding that were issued to affiliates.
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
We assess the impact of interest rate movements on the value of our financial assets, financial liabilities and derivatives using hypothetical test scenarios that assume either upward or downward 100 basis point parallel shifts in the yield curve from prevailing interest rates, reflecting changes in either credit spreads or the risk-free rate. The following table sets forth the net estimated potential loss in fair value on these financial instruments from a hypothetical 100 basis point upward shift as of December 31, 2025 and 2024. This table is presented on a gross basis and excludes offsetting impacts to certain insurance liabilities that are not considered financial liabilities under U.S. GAAP. This scenario results in the greatest net exposure to interest rate risk of the hypothetical scenarios tested at those dates. While the test scenario is for illustrative purposes only and does not reflect our expectations regarding future interest rates or the performance of fixed income markets, it is a near-term, reasonably possible hypothetical change that illustrates the potential impact of such events. These test scenarios do not measure the changes in value that could result from non-parallel shifts in the yield curve which we would expect to produce different changes in discount rates for different maturities. As a result, the actual loss in fair value from a 100 basis point change in interest rates could be different from that indicated by these calculations. The estimated changes in fair values do not include separate account assets.

	December 31, 2025			December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Financial assets with interest rate risk:
Fixed maturities(1)		$3,450	$(239)		$2,738	$(220)
Policy loans		1,140	0		1,119	0
Commercial mortgage and other loans		595	(23)		473	(19)
Derivatives:
Swaps	$2,821	(17)	15	$1,194	11	(6)
Options	8,376	(65)	52	2,931	37	32
Forwards	45	0	0	12	1	0
Indexed universal life contracts		(190)	32		(144)	20
Indexed annuity contracts		(686)	7		(362)	5
Total embedded derivatives(2)		(876)	39		(506)	25
Financial liabilities with interest rate risk(3):
Policyholders' account balances-investment contracts		153	5		158	5
Insurance liabilities with interest rate risk:
Benefit reserves (traditional and limited-payment contracts)(4)		1,287	102		1,232	93
Market risk benefits(5)		209	105		191	132
Net estimated potential gain			$56			$42
(1)Includes assets classified as “Fixed maturities, available-for-sale, at fair value” and “Fixed maturities, trading, at fair value.” Changes in fair value of fixed maturities classified as available-for-sale are included in AOCI.
(2)Excludes any offsetting impact of derivative instruments purchased to hedge changes in the embedded derivatives. Amounts reported gross of reinsurance.
(3)Excludes approximately $7 billion and $6 billion as of December 31, 2025 and 2024, respectively, of certain insurance reserve and deposit liabilities that are not considered financial liabilities. We believe that the interest rate sensitivities of these insurance liabilities would serve as an offset to the net interest rate risk of the financial assets and liabilities, including investment contracts.
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
We manage equity price risk against benchmarks in respective markets. We benchmark our return on equity holdings against a blend of market indices, mainly the S&P 500 and Russell 2000 for U.S. equities. We benchmark foreign equities against the Tokyo Price Index, and the MSCI EAFE, a market index which captures large and mid cap representation across developed markets around the world, excluding the U.S. and Canada. We target price sensitivities that approximate those of the benchmark indices. For equity investments within the separate accounts, the investment risk is borne by the separate account contractholder rather than by the Company.
We estimate our equity risk from a hypothetical 10% decline in equity benchmark market levels. The following table sets forth the net estimated potential loss in fair value from such a decline as of December 31, 2025 and 2024. While these scenarios are for illustrative purposes only and do not reflect our expectations regarding future performance of equity markets or of our equity portfolio, they represent near-term reasonably possible hypothetical changes that illustrate the potential impact of such events. These scenarios consider only the direct impact on fair value of declines in equity benchmark market levels and not changes in asset-based fees recognized as revenue, or changes in assumptions such as market volatility or mortality, utilization or persistency rates in our variable annuity contracts that could also impact the fair value of our living benefit features. In addition, these scenarios do not reflect the impact of basis risk, such as potential differences in the performance of the investment funds underlying the variable annuity products relative to the market indices we use as a basis for developing our hedging strategy. The impact of basis risk could result in larger differences between the change in fair value of the equity-based derivatives and the related living benefit features in comparison to these scenarios. In calculating these amounts, we exclude separate account equity securities.

	December 31, 2025			December 31, 2024
	Notional	Fair Value	Hypothetical Change in Fair Value	Notional	Fair Value	Hypothetical Change in Fair Value
	(in millions)
Equity securities		$193	$(19)		$0	$0
Equity-based derivatives(1)	$9,490	(65)	(148)	$3,381	37	(94)
Indexed universal life contracts		(190)	2		(144)	2
Indexed annuity contracts		(686)	127		(362)	73
Total embedded derivatives(1)(2)		(876)	129		(506)	75
Market risk benefits(3)		209	(63)		191	(71)
Net estimated potential loss			$(101)			$(90)
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

Market Risk Related to Foreign Currency Exchange Rates
The Company is exposed to foreign currency exchange rate risk in its domestic general account investment portfolios. This risk arises primarily from investments that are denominated in foreign currencies. We manage this risk by hedging substantially all domestic foreign currency-denominated fixed-income investments into U.S. dollars. We generally do not hedge all of the foreign currency risk of our investments in equity securities of unaffiliated foreign entities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
FINANCIAL STATEMENTS INDEX

Management’s Annual Report on Internal Control Over Financial Reporting
Management of Pruco Life Insurance Company of New Jersey (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management conducted an assessment of the effectiveness, as of December 31, 2025, of the Company’s internal control over financial reporting, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
March 6, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Pruco Life Insurance Company of New Jersey
Opinion on the Financial Statements
We have audited the accompanying statements of financial position of Pruco Life Insurance Company of New Jersey (the "Company") as of December 31, 2025 and 2024, and the related statements of operations and comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Guaranteed Benefit Features Associated with Certain Life Products Included in the Liability for Future Policy Benefits

As described in Notes 2 and 8 to the financial statements, the Company issues certain life contracts which contain guaranteed benefit features including no-lapse guarantees. For these contract features, additional insurance reserves are established when associated assessments are recognized. The liability for no-lapse guarantee features is included within the additional insurance reserves balance. As of December 31, 2025, the additional insurance reserve was $1.28 billion, recorded within the liability for future policy benefits. As disclosed by management, this liability is established using current best estimate assumptions, including mortality rates, lapse rates, and premium pattern rates, as well as interest rate and equity market return assumptions (collectively, the significant additional insurance reserve assumptions), and is based on the ratio of the present value of total expected excess payments (i.e., payments in excess of account value) over the life of the contract divided by the present value of total expected assessments (i.e., benefit ratio). The liability equals the current benefit ratio multiplied by cumulative assessments recognized to date, plus interest, less cumulative excess payments to date.

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
March 6, 2026

We have served as the Company's auditor since 1996.

Pruco Life Insurance Company of New Jersey
Statements of Financial Position
December 31, 2025 and 2024 (in thousands, except share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Fixed maturities, available-for-sale, at fair value (allowance for credit losses: 2025 – $75; 2024 – $0) (amortized cost: 2025 – $3,609,191; 2024 – $3,024,155)	$3,410,389	$2,716,937
Fixed maturities, trading, at fair value (amortized cost: 2025 – $38,555; 2024 – $23,955)	39,234	21,252
Equity securities, at fair value (cost: 2025 – $193,229; 2024 – $353)	192,798	62
Policy loans	1,139,525	1,118,589
Short-term investments	0	11,394
Commercial mortgage and other loans (net of $2,415 and $1,713 allowance for credit losses at December 31, 2025 and 2024, respectively)	584,938	477,328
Other invested assets (includes $3,599 and $55,624 of assets measured at fair value at December 31, 2025 and 2024, respectively)	186,446	233,212
Total investments	5,553,330	4,578,774
Cash and cash equivalents	262,153	170,825
Deferred policy acquisition costs	475,839	417,316
Accrued investment income	68,639	60,368
Reinsurance recoverables and deposit receivables (includes $431,364 and $265,611 of embedded derivatives at fair value at December 31, 2025 and 2024, respectively)	5,870,597	4,929,428
Receivables from parent and affiliates	79,977	70,766
Income tax assets	120,251	113,718
Market risk benefit assets	495,627	492,444
Other assets	81,564	76,876
Separate account assets	14,872,026	14,507,553
TOTAL ASSETS	$27,880,003	$25,418,068
LIABILITIES AND EQUITY
LIABILITIES
Policyholders' account balances	$5,805,212	$4,928,299
Future policy benefits	2,718,718	2,517,483
Market risk benefit liabilities	495,627	492,444
Reinsurance payables	2,284,228	1,440,264
Payables to parent and affiliates	75,817	462
Other liabilities	261,303	281,973
Separate account liabilities	14,872,026	14,507,553
Total liabilities	26,512,931	24,168,478
COMMITMENTS AND CONTINGENT LIABILITIES (See Note 16)
EQUITY
Common stock ($5 par value; 400,000 shares authorized; issued and outstanding)	2,000	2,000
Additional paid-in capital	1,039,192	1,032,513
Retained earnings	412,103	350,494
Accumulated other comprehensive income (loss)	(86,223)	(135,417)
Total equity	1,367,072	1,249,590
TOTAL LIABILITIES AND EQUITY	$27,880,003	$25,418,068

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	2025	2024	2023
REVENUES
Premiums (includes $110, $50 and $681 of gains (losses) from changes in estimates on deferred profit liability amortization for the years ended December 31, 2025, 2024, and 2023, respectively)	$47,169	$48,744	$39,553
Policy charges and fee income	84,162	705,053	59,679
Net investment income	260,021	219,428	166,024
Asset administration fees	12,950	11,235	9,147
Other income (loss)	12,758	15,401	3,576
Realized investment gains (losses), net	(179,585)	(38,990)	(44,310)
Change in value of market risk benefits, net of related hedging gains (losses)	15,950	39,254	62,792
TOTAL REVENUES	253,425	1,000,125	296,461
BENEFITS AND EXPENSES
Policyholders’ benefits	65,584	1,014,273	55,503
Change in estimates of liability for future policy benefits	(17,257)	(6,049)	(2,115)
Interest credited to policyholders’ account balances	61,260	80,868	64,135
Amortization of deferred policy acquisition costs	20,030	(86,524)	20,572
General, administrative and other expenses	54,030	48,047	50,789
TOTAL BENEFITS AND EXPENSES	183,647	1,050,615	188,884
INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	69,778	(50,490)	107,577
Income tax expense (benefit)	8,169	(19,844)	11,870
NET INCOME (LOSS)	$61,609	$(30,646)	$95,707
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	670	(246)	225
Net unrealized investment gains (losses)	79,895	(84,934)	58,515
Interest rate remeasurement of future policy benefits	(2,366)	13,215	(10,299)
Gain (loss) from changes in non-performance risk on market risk benefits	(15,950)	(39,254)	(62,792)
Total	62,249	(111,219)	(14,351)
Less: Income tax expense (benefit) related to other comprehensive income (loss)	13,055	(23,329)	(3,014)
Other comprehensive income (loss), net of taxes	49,194	(87,890)	(11,337)
Comprehensive income (loss)	$110,803	$(118,536)	$84,370

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Equity
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2022	$2,000	$775,412	$285,433	$(36,190)	$1,026,655
Contributed capital		256,600			256,600
Contributed (distributed) capital- parent/child asset transfers		501			501
Comprehensive income (loss):
Net income (loss)			95,707		95,707
Other comprehensive income (loss), net of tax				(11,337)	(11,337)
Total comprehensive income (loss)			95,707	(11,337)	84,370
Balance, December 31, 2023	2,000	1,032,513	381,140	(47,527)	1,368,126
Comprehensive income (loss):
Net income (loss)			(30,646)		(30,646)
Other comprehensive income (loss), net of tax				(87,890)	(87,890)
Total comprehensive income (loss)			(30,646)	(87,890)	(118,536)
Balance, December 31, 2024	2,000	1,032,513	350,494	(135,417)	1,249,590
Contributed capital		5,056			5,056
Contributed (distributed) capital- parent/child asset transfers		1,623			1,623
Comprehensive income (loss):
Net income (loss)			61,609		61,609
Other comprehensive income (loss), net of tax				49,194	49,194
Total comprehensive income (loss)			61,609	49,194	110,803
Balance, December 31, 2025	$2,000	$1,039,192	$412,103	$(86,223)	$1,367,072

See Notes to Financial Statements

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Statements of Cash Flows
Years Ended December 31, 2025, 2024, and 2023 (in thousands)

	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,609	$(30,646)	$95,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Policy charges and fee income	(21,090)	(19,988)	(9,491)
Interest credited to policyholders’ account balances	61,260	80,868	64,135
Realized investment (gains) losses, net	179,585	38,990	44,310
Change in value of market risk benefits, net of related hedging (gains) losses	(15,950)	(39,254)	(62,792)
Change in:
Future policy benefits and other insurance liabilities	255,130	274,314	290,389
Reinsurance related-balances	(227,680)	(233,018)	(240,564)
Accrued investment income	(8,271)	(7,191)	(28,684)
Net payables to (receivables from) parent and affiliates	11,817	17,320	(8,270)
Deferred policy acquisition costs	(58,523)	(58,050)	(41,264)
Income taxes	(20,019)	(22,310)	2,416
Derivatives, net	216,269	44,676	14,217
Other, net	15,046	5,790	(27,599)
Cash flows from (used in) operating activities	449,183	51,501	92,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale/maturity/prepayment of:
Fixed maturities, available-for-sale	270,068	122,345	114,300
Fixed maturities, trading	10,051	1,790	1,821
Equity securities	280,263	3,771	27
Policy loans	40,573	30,675	30,698
Ceded policy loans	(3,608)	(25,627)	(2,198)
Short-term investments	13,582	23,300	12,000
Commercial mortgage and other loans	120,308	6,881	10,772
Other invested assets	33,044	26,220	2,288
Notes receivable from parent and affiliates	13,054	0	642
Payments for the purchase/origination of:
Fixed maturities, available-for-sale	(853,555)	(586,350)	(681,930)
Fixed maturities, trading	(25,567)	0	0
Equity securities	(471,427)	(273)	(57)
Policy loans	(54,207)	(33,087)	(926,073)
Ceded policy loans	4,691	8,243	3,058
Short-term investments	(2,274)	(28,658)	(10,949)
Commercial mortgage and other loans	(222,527)	(246,288)	(102,277)
Other invested assets	(83,429)	(54,690)	(16,146)
Notes receivable from parent and affiliates	(34,150)	(30,135)	(13)
Derivatives, net	25,903	942	458
Other, net	106	0	0
Cash flows from (used in) investing activities	(939,101)	(780,941)	(1,563,579)

	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Policyholders’ account deposits	1,189,496	1,116,501	1,592,494
Affiliated ceded policyholders’ account deposits	(315,269)	(342,609)	(319,300)
Policyholders’ account withdrawals	(603,442)	(380,486)	(408,084)
Affiliated ceded policyholders’ account withdrawals	286,847	309,633	265,027
Contributed capital	0	0	255,000
Contributed (distributed) capital - parent/child asset transfers	0	0	634
Drafts outstanding	(3,988)	(4,138)	202
Other, net	27,602	14,981	15,712
Cash flows from (used in) financing activities	581,246	713,882	1,401,685
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,328	(15,558)	(69,384)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	170,825	186,383	255,767
CASH AND CASH EQUIVALENTS, END OF YEAR	$262,153	$170,825	$186,383
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (refunded), net(1)	$24,065	$2,466	$9,454
Interest paid	$42	$0	$156
(1) See Note 12 for additional information regarding the income taxes paid (refunded), net amount by jurisdiction for the year ended December 31, 2025.

Significant Non-Cash Transactions During The Year
2025
There were no significant non-cash transactions for the year ended December 31, 2025.
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
2023
There were no significant non-cash transactions for the year ended December 31, 2023.

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

Short-term investments primarily consists of highly liquid debt instruments with a maturity of twelve months or less and greater than three months when purchased. These investments are generally carried at fair value or amortized cost that approximates fair value and include certain money market investments, funds managed similar to regulated money market funds, short-term debt securities issued by government-sponsored entities and other highly liquid debt instruments.

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

The CECL allowance represents the Company’s best estimate of expected credit losses over the remaining life of the assets or off-balance sheet credit exposures. The determination of the allowance considers historical credit loss experience, current conditions, and reasonable and supportable forecasts. The allowance is calculated separately for commercial mortgage loans and agricultural property loans.

For commercial mortgage and agricultural property loans, the allowance is calculated using an internally developed CECL model that pools together loans that share similar risk characteristics. Similar risk characteristics used to create the pools include, but are not limited to, vintage, maturity, credit rating, and collateral type.

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

Key factors in determining the internal credit ratings for commercial mortgage and agricultural property loans include loan-to-value and debt-service-coverage ratios. Other factors include amortization, loan term, and estimated market value growth rate and volatility for the property type and region. The loan-to-value ratio compares the carrying amount of the loan to the fair value of the underlying property or properties collateralizing the loan, and is commonly expressed as a percentage. Loan-to-value ratios greater than 100% indicate that the carrying amount of the loan exceeds the collateral value. A loan-to-value ratio less than 100% indicates an excess of collateral value over the carrying amount of the loan. The debt service coverage ratio is a property’s net operating income as a percentage of its debt service payments. Debt service coverage ratios less than 1.0 indicates that property operations do not generate enough income to cover the loan’s current debt payments. A debt service coverage ratio greater than 1.0 indicates an excess of net operating income over the debt service payments. The values utilized in calculating these ratios are developed as part of the Company’s periodic review of the commercial mortgage loan and agricultural property loan portfolios, which includes an internal appraisal of the underlying collateral value. The Company’s periodic review also includes a quality re-rating process, whereby the internal quality rating originally assigned at underwriting is updated based on current loan, property and market information using a proprietary quality rating system. See Note 3 for additional information related to the loan-to-value ratios and debt service coverage ratios related to the Company’s commercial mortgage and agricultural property loan portfolios.

Annual expected loss rates are based on historical default and loss experience factors. Using average lives, the annual expected loss rates are converted into life-of-loan loss expectations.

When individual loans no longer have the credit risk characteristics of the commercial mortgage or agricultural property loan pools, they are removed from the pools and are evaluated individually for an allowance. The allowance is determined based on the outstanding loan balance less the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Current period DAC amortization reflects the impact of changes in actual insurance in force during the period and changes in future assumptions effected as of the end of the quarter, where applicable. The Company typically updates actuarial assumptions annually in the second quarter, unless a material change is observed in an interim period that is indicative of a long-term trend. Generally, the Company does not expect trends to change significantly in the short-term and, to the extent these trends may change, the Company expects such changes to be gradual over the long-term.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

The NTG ratio is generally updated quarterly for actual experience and annually in the second quarter of each year for future cash flow assumption updates during the Company’s annual assumptions review process unless a material change is observed in an interim period that is indicative of a long-term trend, with the exception of claim settlement expense assumptions which the Company has made an entity-wide election to lock-in as of contract issuance. The NTG ratio is subject to a retrospective unlocking method whereby the Company updates its best estimate of cash flows expected over the life of the cohort using actual historical experience and updated future cash flow assumptions. These updated cash flows are used to calculate the revised NTG ratio, which is used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. The updated liability for future policy benefit amount as of the beginning of the quarter is then compared to the carrying amount of the liability as of that same date, before the updates for actual experience or future cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss that is recorded through current period earnings in “Change in estimates of liability for future policy benefits”. In subsequent periods, the revised NTG ratio is used to measure the liability for future policy benefits, subject to future revisions.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The methodology used in constructing the single A discount rate curve for discounting cash flows used to calculate the liability for future policy benefits is intended to be reflective of the characteristics of the applicable insurance liabilities. The single A discount rate curve is developed by reference to upper medium grade (low credit risk) fixed income instrument yields that reflect the duration characteristics of the applicable insurance liabilities. The single A discount curve for the United States is developed using government bond rates plus public corporate A spreads in the observable periods. The definition of upper medium grade is based on Moody’s Investor Service, Inc. ("Moody's") definition which includes the spectrum of A (i.e., A- to A+). Liquidity is considered in defining the observable period and linear extrapolation is performed to the Company's ultimate long-term economic assumptions. Annually, the Company performs a comprehensive review of the economic assumptions, including long-term interest rate assumptions and equity return assumptions, generally utilizing relevant economic outlook information and industry surveys as the primary basis.

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

For universal life type contracts and participating contracts, the Company performs premium deficiency tests using best estimate assumptions as of the testing date, at a minimum, on an annual basis, and on a quarterly basis for business whose profitability is closely tied to equity market performance. If the liabilities determined based on these best estimate assumptions are greater than the net reserves (i.e., GAAP reserves including unearned revenue reserves ("URR"), net of reinsurance), the existing net reserves are adjusted by first reducing these assets by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than these asset balances for insurance contracts, the net reserves are increased by the excess through a charge to current period earnings included in "Policyholders' benefits". Since investment yields are used as the discount rate, the premium deficiency test is also performed using a discount rate based on the market yield (i.e., assuming what would be the impact if any unrealized gains (losses) were realized as of the testing date). In the event that by using the market yield a deficiency occurs, an adjustment is established for the deficiency and is included in AOCI.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Policyholders’ account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This liability is primarily associated with the accumulated account deposits, plus interest credited, less policyholder withdrawals and other charges assessed against the account balance, as applicable. These policyholders’ account balances also include provision for benefits under non-life contingent payout annuities and certain unearned revenues. The unearned revenue liability represents policy charges for services to be provided in future periods. The charges are deferred as incurred and are generally amortized over the expected life of the contract using the same methodology, factors, and assumption used to amortize DAC. See Note 9 for additional information regarding policyholders’ account balances. Policyholders' account balances also include amounts representing the fair value of embedded derivative instruments associated with the index-linked features of certain universal life and annuity products. The changes in the fair value of the embedded derivatives are recorded in net income. For additional information regarding the valuation of these embedded derivatives, see Note 5.

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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Securities repurchase and resale agreements that satisfy certain criteria are treated as secured borrowing or secured lending arrangements. These agreements are carried at the amounts at which the securities will be subsequently resold or reacquired, as specified in the respective transactions. For securities purchased under agreements to resell, the Company’s policy is to take possession or control of the securities either directly or through a third-party custodian. These securities are valued daily, and additional securities or cash collateral is received, or returned, when appropriate to protect against credit exposure. Securities to be resold are the same, or substantially the same, as the securities received. The majority of these transactions are with large brokerage firms and large banks. For securities sold under agreements to repurchase, the market value of the securities to be repurchased is monitored, and additional collateral is obtained where appropriate, to protect against credit exposure. The Company obtains collateral in an amount at least equal to 95% of the fair value of the securities sold. Securities to be repurchased are the same, or substantially the same, as those sold. The majority of these transactions are with highly rated money market funds. Income and expenses related to these transactions executed within the insurance companies used to earn spread income are reported as “Net investment income”.

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

The Company sells variable annuity contracts that include optional living benefit features that may be treated from an accounting perspective as embedded derivatives. The embedded derivatives related to the living benefit features and the related reinsurance agreements are carried at fair value and included in “Future policy benefits” and “Reinsurance recoverables and deposit receivables”. Additionally, changes in the fair value are determined using valuation models as described in Note 5 and are recorded in “Realized investment gains (losses), net”.

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

For reinsurance of existing in force blocks of long-duration contracts that transfer significant insurance risk, the difference between the fair value of the net consideration exchanged and the net liabilities ceded related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. This initial net cost of reinsurance is deferred and amortized into income over the remaining life of the reinsured policies on a basis consistent with the methodologies and assumptions used for amortizing DAC. This initial net cost of reinsurance may result in a deferred reinsurance gain which is recorded in "Other liabilities" and amortized through "Other income (loss)", or a deferred reinsurance loss which is recorded in "Other assets" and amortized through "General, administrative and other expenses".

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

RECENT ACCOUNTING PRONOUNCEMENTS

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all ASUs. ASUs listed below include those that have been adopted during the current fiscal year and/or those that have been issued but not yet adopted as of December 31, 2025, and as of the date of this filing. ASUs not listed below were assessed and determined to be either not applicable or not material.

ASUs adopted during the year ended December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2023-09—Income Taxes (Topic 740) Improvements to Income Tax Disclosures	This ASU requires entities to provide additional information primarily related to the effective tax rate reconciliation and income taxes paid.	January 1, 2025 using the prospective method.	Adoption of the ASU did not have an impact on the Company's Financial Statements but resulted in expanded disclosures in the Notes to the Financial Statements.

ASUs issued but not yet adopted as of December 31, 2025

Standard	Description	Effective date and method of adoption	Effect on the financial statements or other significant matters
ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements.	Effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted and applied either prospectively or retrospectively.	The Company is currently assessing the impact of the ASU on the Company’s Financial Statements and Notes to the Financial Statements.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

3. INVESTMENTS
Fixed Maturity Securities
The following tables set forth the composition of fixed maturity securities (excluding investments classified as trading), as of the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,532	$1	$983	$0	$50,550
Obligations of U.S. states and their political subdivisions	135,644	121	8,258	0	127,507
Foreign government securities	86,889	295	15,341	0	71,843
U.S. public corporate securities	1,921,498	21,238	184,381	75	1,758,280
U.S. private corporate securities	399,786	8,717	5,472	0	403,031
Foreign public corporate securities	428,379	6,655	24,589	0	410,445
Foreign private corporate securities	300,759	17,374	11,243	0	306,890
Asset-backed securities(1)	179,391	579	405	0	179,565
Commercial mortgage-backed securities	81,942	562	3,450	0	79,054
Residential mortgage-backed securities(2)	23,371	196	343	0	23,224
Total fixed maturities, available-for-sale	$3,609,191	$55,738	$254,465	$75	$3,410,389
(1)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(2)Includes publicly-traded agency pass-through securities and collateralized mortgage obligations.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,847	$0	$3,041	$0	$48,806
Obligations of U.S. states and their political subdivisions	156,065	23	9,308	0	146,780
Foreign government securities	85,052	10	19,308	0	65,754
U.S. public corporate securities	1,759,560	4,794	217,474	0	1,546,880
U.S. private corporate securities	297,278	1,963	10,499	0	288,742
Foreign public corporate securities	258,728	799	30,374	0	229,153
Foreign private corporate securities	256,820	2,059	20,465	0	238,414
Asset-backed securities(1)	46,956	196	532	0	46,620
Commercial mortgage-backed securities	96,459	0	5,437	0	91,022
Residential mortgage-backed securities(2)	15,390	148	772	0	14,766
Total fixed maturities, available-for-sale	$3,024,155	$9,992	$317,210	$0	$2,716,937
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the fair value and gross unrealized losses on available-for-sale fixed maturity securities without an allowance for credit losses aggregated by investment category and length of time that individual fixed maturity securities had been in a continuous unrealized loss position, as of the dates indicated:

	December 31, 2025
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$0	$50,173	$983	$50,173	$983
Obligations of U.S. states and their political subdivisions	26,172	543	81,632	7,715	107,804	8,258
Foreign government securities	1,233	13	61,032	15,328	62,265	15,341
U.S. public corporate securities	58,436	2,811	910,530	181,372	968,966	184,183
U.S. private corporate securities	32,658	112	116,538	5,360	149,196	5,472
Foreign public corporate securities	26,635	74	131,314	24,515	157,949	24,589
Foreign private corporate securities	8,425	746	54,278	10,497	62,703	11,243
Asset-backed securities	6,154	26	5,433	379	11,587	405
Commercial mortgage-backed securities	0	0	63,492	3,450	63,492	3,450
Residential mortgage-backed securities	0	0	11,447	343	11,447	343
Total fixed maturities, available-for-sale	$159,713	$4,325	$1,485,869	$249,942	$1,645,582	$254,267

	December 31, 2024
	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$383	$3	$48,423	$3,038	$48,806	$3,041
Obligations of U.S. states and their political subdivisions	67,690	2,057	74,006	7,251	141,696	9,308
Foreign government securities	3,464	129	61,163	19,179	64,627	19,308
U.S. public corporate securities	427,698	12,874	894,799	204,600	1,322,497	217,474
U.S. private corporate securities	68,806	1,038	107,275	9,461	176,081	10,499
Foreign public corporate securities	68,181	2,154	108,111	28,220	176,292	30,374
Foreign private corporate securities	78,262	2,590	84,669	17,875	162,931	20,465
Asset-backed securities	2,143	12	6,914	520	9,057	532
Commercial mortgage-backed securities	0	0	91,022	5,437	91,022	5,437
Residential mortgage-backed securities	148	4	10,729	768	10,877	772
Total fixed maturities, available-for-sale	$716,775	$20,861	$1,487,111	$296,349	$2,203,886	$317,210

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

As of December 31, 2025 and 2024, the gross unrealized losses on fixed maturity, available-for-sale securities without an allowance of $253 million and $313 million, respectively, related to “1” highest quality or “2” high quality securities based on the National Association of Insurance Commissioners (“NAIC”) or equivalent rating and $1 million and $4 million, respectively, related to other than high or highest quality securities based on NAIC or equivalent rating. As of December 31, 2025, the $250 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the consumer non-cyclical, utility and finance sectors. As of December 31, 2024, the $296 million of gross unrealized losses of twelve months or more were concentrated in the Company’s corporate securities within the utility, consumer non-cyclical and finance sectors.

In accordance with its policy described in Note 2, the Company concluded that an adjustment to earnings for credit losses related to these fixed maturity securities was not warranted at December 31, 2025. This conclusion was based on a detailed analysis of the underlying credit and cash flows for each security. Gross unrealized losses are primarily attributable to increases in interest rates, general credit spread widening and foreign currency exchange rate movements. As of December 31, 2025, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost basis.

The following table sets forth the amortized cost and fair value of fixed maturities by contractual maturities, as of the date indicated:

	December 31, 2025
	Amortized Cost	Fair Value
	(in thousands)
Fixed maturities, available-for-sale:
Due in one year or less	$43,721	$43,608
Due after one year through five years	834,603	850,797
Due after five years through ten years	801,032	824,031
Due after ten years	1,645,131	1,410,110
Asset-backed securities	179,391	179,565
Commercial mortgage-backed securities	81,942	79,054
Residential mortgage-backed securities	23,371	23,224
Total fixed maturities, available-for-sale	$3,609,191	$3,410,389
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
The following table sets forth the sources of fixed maturity proceeds and related investment gains (losses), as well as losses on write-downs and the allowance for credit losses of fixed maturities, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturities, available-for-sale:
Proceeds from sales(1)	$107,624	$21,403	$11,103
Proceeds from maturities/prepayments	162,550	100,925	103,064
Gross investment gains from sales and maturities	1,150	1,525	86
Gross investment losses from sales and maturities	(5,312)	(5,269)	(2,014)
Write-downs recognized in earnings	(499)	0	0
(Addition to) release of allowance for credit losses	(75)	4	359
(1)Excludes activity from non-cash related proceeds due to the timing of trade settlements of $(0.1) million, less than $0.1 million and $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth the balance of and changes in the allowance for credit losses for fixed maturity securities, as of and for the periods indicated:

	Year Ended December 31, 2025
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$0	$0
Additions to allowance for credit losses not previously recorded	0	0	566	0	0	0	566
Additions (reductions) on securities with previous allowance	0	0	(19)	0	0	0	(19)
Write-downs charged against the allowance	0	0	(472)	0	0	0	(472)
Balance, end of period	$0	$0	$75	$0	$0	$0	$75

	Year Ended December 31, 2024
	U.S. Treasury Securities and Obligations of U.S. States	Foreign Government Securities	U.S. and Foreign Corporate Securities	Asset-Backed Securities	Commercial Mortgage-Backed Securities	Residential Mortgage-Backed Securities	Total
	(in thousands)
Fixed maturities, available-for-sale:
Balance, beginning of period	$0	$0	$0	$0	$0	$4	$4
Additions to allowance for credit losses not previously recorded	0	0	208	0	0	2	210
Additions (reductions) on securities with previous allowance	0	0	(208)	0	0	(6)	(214)
Balance, end of period	$0	$0	$0	$0	$0	$0	$0

See Note 2 for additional information about the Company’s methodology for developing its allowance and expected losses.

For the year ended December 31, 2025, the net increase in the allowance for credit losses on available-for-sale securities was primarily related to net additions within the communications sector within corporate securities primarily due to adverse projected cash flows.

For the year ended December 31, 2024, the net decrease in the allowance for credit losses on available-for-sale securities was primarily related to a minimal reduction within residential mortgage-backed securities.

The Company did not have any fixed maturity securities purchased with credit deterioration as of both December 31, 2025 and 2024.
Fixed Maturities, Trading
The net change in unrealized gains (losses) from fixed maturities, trading still held at period end, recorded within “Other income (loss),” was $2.5 million, $(0.4) million and $1.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.
Equity Securities
The net change in unrealized gains (losses) from equity securities still held at period end, recorded within “Other income (loss),” was $1.6 million, $(1.2) million and $0.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Commercial Mortgage and Other Loans
The following table sets forth the composition of “Commercial mortgage and other loans”, as of the dates indicated:

	December 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	($ in thousands)
Commercial mortgage and agricultural property loans by property type:
Apartments/Multi-Family	$194,148	33.1%	$136,607	28.5%
Health Care Senior Living(1)	4,115	0.7	3,000	0.7
Hospitality	0	0.0	11,981	2.5
Industrial	184,167	31.4	166,012	34.6
Office	5,359	0.9	6,706	1.4
Retail	58,576	10.0	51,092	10.7
Self-Storage(1)	53,735	9.1	33,762	7.0
Other(1)	12,492	2.1	8,593	1.8
Total commercial mortgage loans	512,592	87.3	417,753	87.2
Agricultural property loans	74,761	12.7	61,288	12.8
Total commercial mortgage and agricultural property loans	587,353	100.0%	479,041	100.0%
Allowance for credit losses	(2,415)		(1,713)
Total net commercial mortgage and agricultural property loans	$584,938		$477,328
(1) Prior period amounts have been updated to conform to current period presentation.

As of December 31, 2025, the commercial mortgage and agricultural property loans were secured by properties geographically dispersed throughout the United States with the largest concentrations in Florida (17%), California (15%) and Texas (6%) and included loans secured by properties in Europe (7%) and Mexico (2%).
The following table sets forth the balance of and changes in the allowance for credit losses for commercial mortgage and other loans, as of and for the periods ended:

	Commercial Mortgage Loans	Agricultural Property Loans	Total
	(in thousands)
Balance at December 31, 2022	$405	$3	$408
Addition to (release of) allowance for expected losses	702	52	754
Balance at December 31, 2023	$1,107	$55	$1,162
Addition to (release of) allowance for expected losses	563	(12)	551
Balance at December 31, 2024	$1,670	$43	$1,713
Addition to (release of) allowance for expected losses	614	88	702
Balance at December 31, 2025	$2,284	$131	$2,415
See Note 2 for additional information about the Company's methodology for developing the allowance and expected losses.
For the year ended December 31, 2025, the net increase in the allowance for credit losses on commercial mortgage and other loans was in the general reserve primarily related to loan originations.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The following tables set forth key credit quality indicators based upon the recorded investment gross of allowance for credit losses, as of the dates indicated:

	December 31, 2025
	Amortized Cost by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(in thousands)
Commercial mortgage loans
Loan-to-Value Ratio:
0%-59.99%	$63,162	$63,644	$14,587	$29,591	$2,346	$49,156	$0	$222,486
60%-69.99%	119,750	73,212	51,677	0	347	13,333	0	258,319
70%-79.99%	10,099	6,430	6,278	0	0	1,586	0	24,393
80% or greater	0	0	0	0	0	7,394	0	7,394
Total	$193,011	$143,286	$72,542	$29,591	$2,693	$71,469	$0	$512,592
Debt Service Coverage Ratio:
Greater than 1.2x	$176,790	$136,977	$68,264	$29,591	$2,693	$64,006	$0	$478,321
1.0 - 1.2x	12,977	3,790	4,278	0	0	7,463	0	28,508
Less than 1.0x	3,244	2,519	0	0	0	0	0	5,763
Total	$193,011	$143,286	$72,542	$29,591	$2,693	$71,469	$0	$512,592
Agricultural property loans
Loan-to-Value Ratio:
0%-59.99%	$20,168	$31,945	$10,921	$949	$957	$830	$1,393	$67,163
60%-69.99%	3,895	0	2,000	0	0	0	1,703	7,598
70%-79.99%	0	0	0	0	0	0	0	0
80% or greater	0	0	0	0	0	0	0	0
Total	$24,063	$31,945	$12,921	$949	$957	$830	$3,096	$74,761
Debt Service Coverage Ratio:
Greater than 1.2x	$24,063	$30,964	$11,918	$949	$957	$830	$3,096	$72,777
1.0 - 1.2x	0	981	0	0	0	0	0	981
Less than 1.0x	0	0	1,003	0	0	0	0	1,003
Total	$24,063	$31,945	$12,921	$949	$957	$830	$3,096	$74,761

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

The following tables set forth an aging of past due commercial mortgage and other loans based upon the recorded investment gross of allowance for credit losses, as well as the amount of commercial mortgage and other loans on non-accrual status, as of the dates indicated:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due(1)	Total Loans	Non-Accrual Status(2)
	(in thousands)
Commercial mortgage loans	$512,592	$0	$0	$0	$512,592	$0
Agricultural property loans	74,761	0	0	0	74,761	0
Total	$587,353	$0	$0	$0	$587,353	$0
(1)As of December 31, 2025, there were no loans in this category accruing interest.
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
For the year ended December 31, 2025, there were no commercial mortgage and other loans acquired, other than those through direct origination, and there were $100.0 million commercial mortgage and other loans sold.

For the year ended December 31, 2024, there were $12.6 million commercial mortgage and other loans acquired, other than those through direct origination, and there were no commercial mortgage and other loans sold.

The Company did not have any commercial mortgage and other loans purchased with credit deterioration as of both December 31, 2025 and 2024.

Other Invested Assets
The following table sets forth the composition of “Other invested assets,” as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
LPs/LLCs:
Equity method:
Private equity	$95,321	$112,001
Hedge funds	78,118	58,312
Real estate-related	6,905	7,118
Subtotal equity method	180,344	177,431
Fair value:
Private equity	149	200
Hedge funds	0	2
Real estate-related	3,450	3,492
Subtotal fair value	3,599	3,694
Total LPs/LLCs	183,943	181,125
Derivative instruments	0	51,930
Other(1)	2,503	157
Total other invested assets	$186,446	$233,212
(1)Includes tax advantaged investments.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Equity Method Investments
The following tables set forth summarized combined financial information for significant LP/LLC interests accounted for under the equity method. Changes between periods in the tables below reflect changes in the activities within the LPs/LLCs, as well as changes in the Company’s level of investment in such entities:

	December 31,
	2025	2024
	(in thousands)
STATEMENTS OF FINANCIAL POSITION
Total assets(1)	$9,946,398	$7,151,416
Total liabilities(2)	$0	$65,973
Partners’ capital	9,946,398	7,085,443
Total liabilities and partners’ capital	$9,946,398	$7,151,416
Equity in LP/LLC interests included above	$95,397	$91,944
Equity in LP/LLC interests not included above	87,450	85,643
Carrying value	$182,847	$177,587
(1)Amount represents gross assets of each fund where the Company has a significant investment. These assets consist primarily of investments in securities and other miscellaneous assets.
(2)Amount represents gross liabilities of each fund where the Company has a significant investment. These liabilities consist primarily of third-party-borrowed funds and other miscellaneous liabilities.

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
STATEMENTS OF OPERATIONS
Total revenues(1)	$601,415	$480,497	$1,295,488
Total expenses(2)	0	(4,495)	(259,435)
Net earnings (losses)	$601,415	$476,002	$1,036,053
Equity in net earnings (losses) of LP/LLC interests included above	$8,190	$6,884	$10,278
Equity in net earnings (losses) of LP/LLC interests not included above	6,685	7,349	3,908
Total equity in net earnings (losses)	$14,875	$14,233	$14,186
(1)Amount represents gross revenue of each fund where the Company has a significant investment. This revenue consists of income from investments in securities and other income.
(2)Amount represents gross expenses of each fund where the Company has a significant investment. These expenses consist primarily of interest expense, investment management fees, salary expenses and other expenses.

Accrued Investment Income

The following table sets forth the composition of “Accrued investment income,” as of the dates indicated:

	December 31,
	2025	2024
	(in thousands)
Fixed maturities	$40,228	$32,587
Commercial mortgage and other loans	2,791	1,980
Policy loans	24,708	25,110
Short-term investments and cash equivalents	912	691
Total accrued investment income	$68,639	$60,368

There were no write-downs on accrued investment income for both the years ended December 31, 2025 and 2024.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Investment Income
The following table sets forth “Net investment income” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturities, available-for-sale	$160,284	$120,820	$101,605
Fixed maturities, trading	976	586	622
Equity securities	638	1,322	364
Commercial mortgage and other loans	32,181	17,536	8,746
Policy loans	51,723	52,406	36,027
Other invested assets	13,520	17,870	16,183
Short-term investments and cash equivalents	8,257	14,570	6,862
Gross investment income	267,579	225,110	170,409
Less: investment expenses	(7,558)	(5,682)	(4,385)
Net investment income	$260,021	$219,428	$166,024
There were no non-income producing assets as of December 31, 2025. Non-income producing assets represent investments that had not produced income for the twelve months preceding December 31, 2025.

Realized Investment Gains (Losses), Net
The following table sets forth “Realized investment gains (losses), net” by investment type, for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Fixed maturities(1)	$(4,736)	$(3,740)	$(1,569)
Commercial mortgage and other loans	(677)	(551)	(746)
LPs/LLCs(2)	0	(35)	(14)
Derivatives	(78,391)	10,188	(42,046)
Short-term investments and cash equivalents	6	(34)	65
Ceded income on modified coinsurance assets(2)(3)	(95,694)	(44,809)	0
Other(2)	(93)	(9)	0
Realized investment gains (losses), net	$(179,585)	$(38,990)	$(44,310)
(1)Includes fixed maturity securities classified as available-for-sale and excludes fixed maturity securities classified as trading.
(2)Prior period amounts have been updated to conform to current period presentation.
(3)Includes changes in the value of reinsurance payables, primarily reflecting the impact of net investment income on withheld assets that are ceded to certain reinsurance counterparties.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Gains (Losses) on Investments within AOCI
The following table sets forth net unrealized gains (losses) on investments, as of the dates indicated:

	December 31,
	2025	2024	2023
	(in thousands)
Fixed maturity securities, available-for-sale with an allowance	$(200)	$(19)	$0
Fixed maturity securities, available-for-sale without an allowance	(198,527)	(307,199)	(197,874)
Derivatives designated as cash flow hedges(1)	(6,338)	12,310	5,246
Affiliated notes	(31)	0	0
Other investments	(468)	288	357
Net unrealized gains (losses) on investments	$(205,564)	$(294,620)	$(192,271)
(1)For additional information regarding cash flow hedges, see Note 4.

Repurchase Agreements and Securities Lending
In the normal course of business, the Company sells securities under agreements to repurchase and enters into securities lending transactions. As of both December 31, 2025 and 2024, the Company had no repurchase agreements and no securities lending transactions.

Securities Pledged, Restricted Assets and Special Deposits
The Company pledges as collateral investment securities it owns to unaffiliated parties through certain transactions, including securities lending, securities sold under agreements to repurchase, collateralized borrowings and postings of collateral with derivative counterparties.
In the normal course of its business activities, the Company accepts collateral that can be sold or repledged. The primary sources of this collateral are securities purchased under agreements to resell. As of both December 31, 2025 and 2024, there was no collateral that could be sold or repledged.
As of December 31, 2025 and 2024, there were $0.0 million and $0.4 million, respectively, on deposit with governmental authorities or trustees as required by certain insurance laws.
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

	December 31, 2025			December 31, 2024
Primary Underlying Risk/Instrument Type		Fair Value			Fair Value
	Gross Notional	Assets	Liabilities	Gross Notional	Assets	Liabilities
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Currency/Interest Rate
Foreign Currency Swaps	$300,924	$5,331	$(15,726)	$225,884	$13,344	$(1,391)
Total Derivatives Designated as Hedge Accounting Instruments:	$300,924	$5,331	$(15,726)	$225,884	$13,344	$(1,391)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate
Interest Rate Swaps	$1,377,600	$3,633	$(9,581)	$484,200	$2,649	$(6,417)
Credit
Credit Default Swaps	0	0	0	0	0	0
Currency/Interest Rate
Foreign Currency Swaps	27,691	813	(1,049)	33,693	2,782	(216)
Foreign Currency
Foreign Currency Forwards	44,894	13	(232)	12,198	527	0
Equity
Equity Total Return Swaps	1,114,414	93,879	(93,879)	450,000	28,166	(28,166)
Equity Options	8,375,951	461,041	(526,336)	2,930,701	107,964	(70,799)
Total Derivatives Not Qualifying as Hedge Accounting Instruments:	$10,940,550	$559,379	$(631,077)	$3,910,792	$142,088	$(105,598)
Total Derivatives(1)(2)	$11,241,474	$564,710	$(646,803)	$4,136,676	$155,432	$(106,989)
(1)Excludes embedded derivatives which contain multiple underlying risks. The fair value of these embedded derivatives was a net liability of $445 million and $241 million as of December 31, 2025 and 2024, respectively included in “Policyholders’ account balances" and "Reinsurance recoverables and deposit receivables".
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

	December 31, 2025
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$564,710	$(564,710)	$0	$0	$0
Total Assets	$564,710	$(564,710)	$0	$0	$0
Offsetting of Financial Liabilities:
Derivatives	$646,803	$(571,403)	$75,400	$(75,327)	$73
Total Liabilities	$646,803	$(571,403)	$75,400	$(75,327)	$73

	December 31, 2024
	Gross Amounts of Recognized Financial Instruments	Gross Amounts Offset in the Statements of Financial Position	Net Amounts Presented in the Statements of Financial Position	Financial Instruments/ Collateral(1)	Net Amount
	(in thousands)
Offsetting of Financial Assets:
Derivatives	$155,432	$(103,502)	$51,930	$(51,421)	$509
Total Assets	$155,432	$(103,502)	$51,930	$(51,421)	$509
Offsetting of Financial Liabilities:
Derivatives	$106,989	$(106,989)	$0	$0	$0
Total Liabilities	$106,989	$(106,989)	$0	$0	$0
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

	Year Ended December 31, 2025
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$972	$0	$2,743	$(4,354)	$(18,648)
Total cash flow hedges	972	0	2,743	(4,354)	(18,648)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(11,705)	0	0	0	0
Currency	(1,641)	0	0	0	0
Currency/Interest Rate	(1,934)	0	0	(42)	0
Credit	0	0	0	0	0
Equity	149,244	0	0	0	0
Embedded Derivatives	(213,327)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(79,363)	0	0	(42)	0
Total	$(78,391)	$0	$2,743	$(4,396)	$(18,648)

	Year Ended December 31, 2024
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$556	$0	$2,282	$1,660	$7,064
Total cash flow hedges	556	0	2,282	1,660	7,064
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(1,613)	0	0	0	0
Currency	587	0	0	0	0
Currency/Interest Rate	1,973	0	0	20	0
Credit	0	0	0	0	0
Equity	95,877	0	0	0	0
Embedded Derivatives	(87,192)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	9,632	0	0	20	0
Total	$10,188	$0	$2,282	$1,680	$7,064

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Realized Investment Gains (Losses)	Change in Value of Market Risk Benefits, Net of Related Hedging Gains (Losses)	Net Investment Income	Other Income (Loss)	Change in AOCI
	(in thousands)
Derivatives Designated as Hedge Accounting Instruments:
Cash flow hedges
Currency/Interest Rate	$(6)	$0	$1,878	$(697)	$(8,856)
Total cash flow hedges	(6)	0	1,878	(697)	(8,856)
Derivatives Not Qualifying as Hedge Accounting Instruments:
Interest Rate	(2,236)	0	0	0	0
Currency	(120)	0	0	0	0
Currency/Interest Rate	(1,622)	0	0	(18)	0
Credit	0	0	0	0	0
Equity	23,279	0	0	0	0
Embedded Derivatives	(61,341)	0	0	0	0
Total Derivatives Not Qualifying as Hedge Accounting Instruments	(42,040)	0	0	(18)	0
Total	$(42,046)	$0	$1,878	$(715)	$(8,856)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Presented below is a rollforward of current period cash flow hedges in AOCI before taxes:

(in thousands)
Balance, December 31, 2022	$14,102
Amount recorded in AOCI
Currency/Interest Rate	(7,681)
Total amount recorded in AOCI	(7,681)
Amount reclassified from AOCI to income
Currency/Interest Rate	(1,175)
Total amount reclassified from AOCI to income	(1,175)
Balance, December 31, 2023	$5,246
Amount recorded in AOCI
Currency/Interest Rate	11,562
Total amount recorded in AOCI	11,562
Amount reclassified from AOCI to income
Currency/Interest Rate	(4,498)
Total amount reclassified from AOCI to income	(4,498)
Balance, December 31, 2024	$12,310
Amount recorded in AOCI
Currency/Interest Rate	(19,287)
Total amount recorded in AOCI	(19,287)
Amount reclassified from AOCI to income
Currency/Interest Rate	639
Total amount reclassified from AOCI to income	639
Balance, December 31, 2025	$(6,338)

The changes in fair value of cash flow hedges are deferred in AOCI and are included in “Net unrealized investment gains (losses)” in the Statements of Operations and Comprehensive Income (Loss); these amounts are then reclassified to earnings when the hedged item affects earnings. Using December 31, 2025 values, it is estimated that a pre-tax gain of $2.4 million is expected to be reclassified from AOCI to earnings during the subsequent twelve months ending December 31, 2026.
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
Credit Derivatives
The Company has no exposure from credit derivative positions where it has written or purchased credit protection as of December 31, 2025 and 2024.
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
Level 1 – Fair value is based on unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities. The Company’s Level 1 assets primarily include equity securities. There are no Level 1 liabilities as of December 31, 2025 and 2024.
Level 2 – Fair value is based on significant inputs, other than quoted prices included in Level 1, that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability through corroboration with observable market data. Level 2 inputs include quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, and other market observable inputs. The Company’s Level 2 assets and liabilities include: fixed maturities (corporate public and private bonds, most government securities, certain asset-backed and mortgage-backed securities, etc.), certain equity securities (mutual funds, which do not trade in active markets because they are not publicly available), certain cash equivalents (primarily commercial paper), short-term investments, certain OTC derivatives, receivables from parent and affiliates and separate account assets.
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

	December 31, 2025
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$50,550	$0	$	$50,550
Obligations of U.S. states and their political subdivisions	0	127,507	0		127,507
Foreign government securities	0	71,843	0		71,843
U.S. corporate public securities	0	1,758,280	0		1,758,280
U.S. corporate private securities	0	378,843	24,188		403,031
Foreign corporate public securities	0	410,445	0		410,445
Foreign corporate private securities	0	301,145	5,745		306,890
Asset-backed securities(2)	0	160,586	18,979		179,565
Commercial mortgage-backed securities	0	60,590	18,464		79,054
Residential mortgage-backed securities	0	23,224	0		23,224
Subtotal	0	3,343,013	67,376		3,410,389
Market risk benefit assets	0	0	495,627		495,627
Fixed maturities, trading	0	39,234	0		39,234
Equity securities	192,468	330	0		192,798
Cash equivalents	0	259,668	0		259,668
Other invested assets(3)	0	564,710	0	(564,710)	0
Reinsurance recoverables and deposit receivables	0	0	431,364		431,364
Receivables from parent and affiliates	0	7,762	43,395		51,157
Subtotal excluding separate account assets	192,468	4,214,717	1,037,762	(564,710)	4,880,237
Separate account assets(4)(5)	0	13,513,104	0		13,513,104
Total assets	$192,468	$17,727,821	$1,037,762	$(564,710)	$18,393,341
Market risk benefit liabilities	$0	$0	$495,627	$	$495,627
Policyholders' account balances	0	0	876,405		876,405
Payables to parent and affiliates	0	646,803	0	(571,403)	75,400
Total liabilities	$0	$646,803	$1,372,032	$(571,403)	$1,447,432

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting(1)	Total
	(in thousands)
Fixed maturities, available-for-sale:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$0	$48,806	$0	$	$48,806
Obligations of U.S. states and their political subdivisions	0	146,780	0		146,780
Foreign government securities	0	65,754	0		65,754
U.S. corporate public securities	0	1,546,880	0		1,546,880
U.S. corporate private securities	0	275,923	12,819		288,742
Foreign corporate public securities	0	229,153	0		229,153
Foreign corporate private securities	0	232,200	6,214		238,414
Asset-backed securities(2)	0	41,070	5,550		46,620
Commercial mortgage-backed securities	0	72,544	18,478		91,022
Residential mortgage-backed securities	0	14,766	0		14,766
Subtotal	0	2,673,876	43,061		2,716,937
Market risk benefit assets	0	0	492,444		492,444
Fixed maturities, trading	0	21,252	0		21,252
Equity securities	0	62	0		62
Short-term investments	0	10,222	172		10,394
Cash equivalents	0	167,579	0		167,579
Other invested assets(3)	0	155,432	0	(103,502)	51,930
Reinsurance recoverables and deposit receivables	0	0	265,611		265,611
Receivables from parent and affiliates	0	0	30,136		30,136
Subtotal excluding separate account assets	0	3,028,423	831,424	(103,502)	3,756,345
Separate account assets(4)(5)	0	13,251,913	0		13,251,913
Total assets	$0	$16,280,336	$831,424	$(103,502)	$17,008,258
Market risk benefit liabilities	$0	$0	$492,444	$	$492,444
Policyholders' account balances	0	0	506,305		506,305
Payables to parent and affiliates	0	106,989	0	(106,989)	0
Total liabilities	$0	$106,989	$998,749	$(106,989)	$998,749
(1)"Netting" amounts represent cash collateral of $(7) million and $(3) million as of December 31, 2025 and 2024, respectively, and the impact of offsetting asset and liability positions held with the same counterparty, subject to master netting agreements.
(2)Includes credit-tranched securities collateralized by loan obligations, home equity, education loans and auto loans.
(3)Other invested assets excluded from the fair value hierarchy include certain hedge funds, private equity funds and other funds for which fair value is measured at net asset value ("NAV") per share (or its equivalent) as a practical expedient. At December 31, 2025 and 2024, the fair value of such investments was $3.6 million and $3.7 million, respectively.
(4)Separate account assets included in the fair value hierarchy exclude investments in entities that calculate NAV per share (or its equivalent) as a practical expedient. Such investments excluded from the fair value hierarchy include investments in real estate, hedge funds and a corporate owned life insurance fund. At December 31, 2025 and 2024, the fair value of such investments was $1,359 million and $1,256 million, respectively.
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
Internally-developed valuations or indicative broker quotes are also used to determine fair value in circumstances where vendor pricing is not available, or where the Company ultimately concludes that pricing information received from the independent pricing services is not reflective of market activity. If the Company concludes the values from both pricing services and brokers are not reflective of market activity, it may override the information with an internally-developed valuation. As of December 31, 2025 and 2024, overrides on a net basis were not material. Pricing service overrides, internally-developed valuations and indicative broker quotes are generally included in Level 3 in the fair value hierarchy.
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
Derivative Instruments – Derivatives are recorded at fair value either as assets within "Other invested assets", or as liabilities within "Payables to parent and affiliates", except for embedded derivatives which are recorded with the associated host contract. The fair values of derivative contracts can be affected by changes in interest rates, foreign exchange rates, credit spreads, market volatility, expected returns, NPR, liquidity and other factors.

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
Receivables from Parent and Affiliates – Receivables from parent and affiliates carried at fair value include affiliated bonds within the Company’s legal entity where fair value is determined consistent with similar securities described above under "Fixed Maturity Securities" managed by affiliated asset managers.
Separate Account Assets – Separate account assets include fixed maturity securities, treasuries, equity securities, real estate, mutual funds and commercial mortgage loans for which values are determined consistent with similar instruments described above under "Fixed Maturity Securities" and "Equity Securities".
Market Risk Benefits – Market risk benefit liabilities (or assets) represent contracts or contract features that provide protection to the contractholder and expose the insurance entity to other than nominal capital market risk, primarily related to deferred annuities with guaranteed minimum benefits in the annuities products including GMDB, GMIB, GMAB, GMWB and GMIWB. The benefits are bundled together and accounted for as single compound market risk benefits using a fair value measurement framework.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
Capital market inputs, including interest rates and equity market volatility, and actual policyholders’ account values are updated each quarter. Actuarial assumptions are reviewed at least annually and updated based upon emerging Company experience, future expectations and other data, including any observable market data. Aside from these annual updates, assumptions are generally updated only if a material change is observed in an interim period that the Company believes is indicative of a long-term trend.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Quantitative Information Regarding Internally-Priced Level 3 Assets and Liabilities – The tables below present quantitative information regarding significant internally-priced Level 3 assets and liabilities.

	December 31, 2025
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,720	Discounted cash flow	Discount rate	8.06%	12.86%	10.20%	Decrease
Commercial mortgage-backed securities	$18,464	Discounted cash flow	Liquidity premium	0.90%	0.90%	0.90%	Decrease
Market risk benefit assets(4)	$495,627	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.38%	1.61%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	15%	25%		Decrease
Reinsurance recoverables and deposit receivables	$431,364	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.38%	1.61%		Decrease
			Option budget(11)	(2)%	9%		Increase
Receivables from parent and affiliates	$43,395	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$495,627	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.38%	1.61%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	15%	25%		Increase
Policyholders' account balances(10)	$876,405	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.38%	1.61%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(2)%	9%		Increase

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2024
	Fair Value	Valuation Techniques	Unobservable Inputs	Minimum	Maximum	Weighted Average	Impact of Increase in Input on Fair Value(1)(2)
	(in thousands)
Assets:
Corporate securities(3)	$16,803	Discounted cash flow	Discount rate	8.74%	13.91%	11.72%	Decrease
Commercial mortgage-backed securities	$18,478	Discounted cash flow	Liquidity premium	1.00%	1.00%	1.00%	Decrease
Market risk benefit assets(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Increase
			Spread over SOFR(6)	0.29%	1.71%		Increase
			Utilization rate(7)	37%	94%		Decrease
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Increase
			Equity volatility curve	16%	25%		Decrease
Reinsurance recoverables and deposit receivables	$265,611	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Option budget(11)	(1)%	7%		Increase
Receivables from parent and affiliates	$30,136	Liquidation	Liquidation value	100%	100%	100%	Increase
Liabilities:
Market risk benefit liabilities(4)	$492,444	Discounted cash flow	Lapse rate(5)	1%	20%		Decrease
			Spread over SOFR(6)	0.29%	1.71%		Decrease
			Utilization rate(7)	37%	94%		Increase
			Withdrawal rate	See table footnote (8) below.
			Mortality rate(9)	0%	16%		Decrease
			Equity volatility curve	16%	25%		Increase
Policyholders' account balances(10)	$506,305	Discounted cash flow	Lapse rate(5)	0%	80%		Decrease
			Spread over SOFR(6)	0.29%	1.73%		Decrease
			Mortality rate(9)	0%	23%		Decrease
			Option budget(11)	(1)%	7%		Increase
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

(6)The spread over the SOFR swap curve represents the premium added to the proxy for the risk-free rate (SOFR) to reflect the Company’s estimates of rates that a market participant would use to value the living benefits in both the accumulation and payout phases and index-linked interest crediting guarantees as of December 31, 2025 and 2024, respectively. This spread includes an estimate of NPR, which is the risk that the obligation will not be fulfilled by the Company. NPR is primarily estimated by utilizing the credit spreads associated with issuing funding agreements, adjusted for any illiquidity risk premium. In order to reflect the financial strength ratings of the Company, credit spreads associated with funding agreements, as opposed to credit spread associated with debt, are utilized in developing this estimate because funding agreements are insurance liabilities and are therefore senior to debt.
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
(8)The withdrawal rate assumption estimates the magnitude of annual contractholder withdrawals relative to the maximum allowable amount under the contract. These assumptions vary based on the age of the contractholder, the tax status of the contract and the duration since the contractholder began lifetime withdrawals. As of both December 31, 2025 and 2024, the minimum withdrawal rate assumption is 78% and the maximum withdrawal rate assumption may be greater than 100%. The fair value of the liability will generally increase the closer the withdrawal rate is to 100% and decrease as the withdrawal rate moves further away from 100%.
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
Commercial Mortgage-backed Securities – Interrelationships may exist between the prepayment rate, the default rate and/or loss severity, depending on specific market conditions. In stronger economic cycles, prepayment rates are generally driven by underlying property appreciation and subsequent cash-out refinances, while default rates and loss severity may be lower. During weaker economic cycles, prepayment rates may decline, while default rates and loss severity increase. Generally, a change in the assumption used for the probability of default would be accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates. The impact of these factors on average life and economics varies with the deal structure and tranche subordination.
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

	Year Ended December 31, 2025(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(5)	Transfers out of Level 3(5)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$19,033	$86	$12,735	$(886)	$0	$(4,109)	$0	$3,074	$0	$29,933	$105
Structured securities(4)	24,028	495	21,281	(4)	0	(507)	0	0	(7,850)	37,443	530
Other assets:
Fixed maturities, trading	0	69	3,695	0	0	0	0	0	(3,764)	0	69
Equity securities	0	(75)	75	0	0	0	0	0	0	0	(75)
Short-term investments	172	(23)	174	(137)	0	(2,423)	0	2,237	0	0	0
Cash equivalents	0	0	207	0	0	(207)	0	0	0	0	0
Reinsurance recoverables and deposit receivables(6)	265,611	14,241	151,512	0	0	0	0	0	0	431,364	(227,990)
Receivables from parent and affiliates	30,136	(117)	26,147	(901)	0	(12,162)	292	0	0	43,395	(24)
Liabilities:
Policyholders' account balances(6)	(506,305)	(220,972)	0	0	(149,128)	0	0	0	0	(876,405)	29,253

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2025
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$(496)	$0	$1,116	$(39)	$(472)	$0	$1,107
Other assets:
Fixed maturities, trading	0	69	0	0	0	69	0
Equity securities	0	(75)	0	0	0	(75)	0
Short-term investments	12	0	(35)	0	0	0	0
Cash equivalents	0	0	0	0	0	0	0
Reinsurance recoverables and deposit receivables	14,241	0	0	0	(227,990)	0	0
Receivables from parent and affiliates	(94)	0	(23)	0	0	0	(24)
Liabilities:
Policyholders' account balances	(220,972)	0	0	0	29,253	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2024(7)
	Fair Value, beginning of period	Total realized and unrealized gains (losses)	Purchases	Sales	Issuances	Settlements	Other(1)	Transfers into Level 3(5)	Transfers out of Level 3(5)	Fair Value, end of period	Unrealized gains (losses) for assets and liabilities still held(2)
	(in thousands)
Fixed maturities, available-for-sale:
Corporate securities(3)	$19,629	$(210)	$8,040	$(88)	$0	$(2,788)	$(5,550)	$0	$0	$19,033	$(232)
Structured securities(4)	19,204	(254)	0	(8)	0	(464)	5,550	0	0	24,028	(230)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0	0	0	0	0
Equity securities	4,541	(1,241)	273	0	0	(3,573)	0	0	0	0	(167)
Short-term investments	0	35	137	0	0	0	0	0	0	172	35
Reinsurance recoverables and deposit receivables(6)	69,745	2,367	188,316	0	0	0	5,183	0	0	265,611	(111,244)
Receivables from parent and affiliates	0	0	34,825	(4,689)	0	0	0	0	0	30,136	0
Liabilities:
Policyholders' account balances(6)	(237,316)	(89,307)	0	0	(179,682)	0	0	0	0	(506,305)	31,398

	Year Ended December 31, 2024
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$9	$0	$(441)	$(32)	$0	$0	$(462)
Other assets:
Fixed maturities, trading	0	0	0	0	0	0	0
Equity securities	0	(1,241)	0	0	0	(167)	0
Short-term investments	0	0	35	0	0	0	35
Reinsurance recoverables and deposit receivables	2,367	0	0	0	(111,244)	0	0
Receivables from parent and affiliates	0	0	0	0	0	0	0
Liabilities:
Policyholders' account balances	(89,307)	0	0	0	31,398	0	0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Total realized and unrealized gains (losses)				Unrealized gains (losses) for assets and liabilities still held(2)
	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)	Net investment income	Realized investment gains (losses), net	Other income (loss)	Included in other comprehensive income (loss)
	(in thousands)
Fixed maturities, available-for-sale	$7	$0	$(1,072)	$(35)	$0	$0	$(1,108)
Other assets:
Equity securities	0	219	0	0	0	219	0
Reinsurance recoverables and deposit receivables	(3,034)	0	0	0	(3,034)	0	0
Liabilities:
Policyholders' account balances	(56,368)	0	0	0	(32,218)	0	0

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
(7)Excludes MRB assets of $496 million and $492 million and MRB liabilities of $496 million and $492 million as of December 31, 2025 and 2024, respectively. See Note 10 for additional information.

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

	December 31, 2025
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$595,190	$595,190	$584,938
Policy loans	0	0	1,139,525	1,139,525	1,139,525
Cash and cash equivalents	2,485	0	0	2,485	2,485
Accrued investment income	0	68,639	0	68,639	68,639
Reinsurance recoverables and deposit receivables	0	0	24,029	24,029	25,315
Receivables from parent and affiliates	0	28,820	0	28,820	28,820
Other assets	0	5,074	0	5,074	5,074
Total assets	$2,485	$102,533	$1,758,744	$1,863,762	$1,854,796
Liabilities:
Policyholders’ account balances - investment contracts	$0	$122,786	$30,663	$153,449	$154,735
Payables to parent and affiliates	0	417	0	417	417
Other liabilities	0	53,910	0	53,910	53,910
Total liabilities	$0	$177,113	$30,663	$207,776	$209,062

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2024
	Fair Value				Carrying Amount(1)
	Level 1	Level 2	Level 3	Total	Total
	(in thousands)
Assets:
Commercial mortgage and other loans	$0	$0	$473,122	$473,122	$477,328
Policy loans	0	0	1,118,589	1,118,589	1,118,589
Short-term investments	1,000	0	0	1,000	1,000
Cash and cash equivalents	3,246	0	0	3,246	3,246
Accrued investment income	0	60,368	0	60,368	60,368
Reinsurance recoverables and deposit receivables	0	0	24,111	24,111	25,915
Receivables from parent and affiliates	0	40,630	0	40,630	40,630
Other assets	0	3,396	0	3,396	3,396
Total assets	$4,246	$104,394	$1,615,822	$1,724,462	$1,730,472
Liabilities:
Policyholders’ account balances - investment contracts	$0	$126,224	$32,028	$158,252	$160,056
Payables to parent and affiliates	0	462	0	462	462
Other liabilities	0	67,206	0	67,206	67,206
Total liabilities	$0	$193,892	$32,028	$225,920	$227,724
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
Short-Term Investments, Cash and Cash Equivalents, Accrued Investment Income, Receivables from Parent and Affiliates and Other Assets
The Company believes that due to the short-term nature of certain assets, the carrying value approximates fair value. These assets include: certain short-term investments, which are not securities, recorded at amortized cost, cash and cash equivalent instruments; accrued investment income; receivables from parent and affiliates; and other assets that meet the definition of financial instruments, including receivables such as unsettled trades and accounts receivable.
Reinsurance Recoverables and Deposit Receivables
Reinsurance recoverables and deposit receivables include receivables from modified coinsurance arrangements and other reinsurance arrangements between the Company and its affiliates. See Note 11 for additional information about the Company's reinsurance arrangements.

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
6. DEFERRED POLICY ACQUISITION COSTS AND DEFERRED REINSURANCE
Deferred Policy Acquisition Costs
The following table shows a rollforward for the lines of business that contain DAC balances, along with a reconciliation to the Company's total DAC balance:

	Term Life	Variable / Universal Life	Total
	(in thousands)
Balance, December 31, 2022	$70,213	$281,661	$351,874
Capitalization	19,004	42,833	61,837
Amortization expense	(7,209)	(13,363)	(20,572)
Balance, December 31, 2023	82,008	311,131	393,139
Capitalization	20,565	56,123	76,688
Amortization expense	(6,696)	(14,527)	(21,223)
Other(1)(2)	(28,554)	(2,734)	(31,288)
Balance, December 31, 2024	67,323	349,993	417,316
Capitalization	21,100	57,212	78,312
Amortization expense	(4,357)	(15,358)	(19,715)
Other	(74)	0	(74)
Balance, December 31, 2025	$83,992	$391,847	$475,839
(1)    Includes the impact of the Universal Life reinsurance transaction with PAR U and PURE. See Note 11 for additional information.
(2)    Includes the impacts of the Term Life reinsurance transaction with PARCC. See Note 11 for additional information.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Deferred Reinsurance Losses
The following table shows a rollforward for the lines of business that contain DRL balances, along with a reconciliation to the Company's total DRL balance:

	Variable Annuities	Term Life	Total
	(in thousands)
Balance, December 31, 2022	$17,425	$0	$17,425
Amortization	(1,456)	0	(1,456)
Other	(1)	0	(1)
Balance, December 31, 2023	15,968	0	15,968
Amortization	(1,393)	(1,200)	(2,593)
Other(1)	3	52,000	52,003
Balance, December 31, 2024	14,578	50,800	65,378
Amortization	(1,353)	(4,565)	(5,918)
Other	4	0	4
Balance, December 31, 2025	$13,229	$46,235	$59,464
(1)    Includes $52 million DRL related to the reinsurance transaction with PARCC. See Note 11 for additional information.

Deferred Reinsurance Gains

The following table shows a rollforward of DRG balances for variable and universal life products, which are the only lines of business that contain a DRG balance, along with a reconciliation to the Company's total DRG balance:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$208,644	$0
Amortization	(8,776)	(8,171)
Other(1)(2)	0	216,815
Balance, end of period	$199,868	$208,644
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Separate Account Assets
The aggregate fair value of assets, by major investment asset category, supporting separate accounts is as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Asset Type:
Mutual funds:
Equity	$8,946,943	$8,454,468
Fixed Income	3,715,273	4,030,334
Other	850,888	767,111
Other invested assets	1,358,922	1,255,640
Total	$14,872,026	$14,507,553

For the periods ended December 31, 2025, 2024, and 2023, there were no transfers of assets, other than cash, from the general account to a separate account; therefore, no gains or losses were recorded.
Separate Account Liabilities
The balances of and changes in separate account liabilities as of and for the periods indicated are as follows:

	Year Ended December 31, 2025
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,578,627	$5,928,926	$14,507,553
Deposits	81,489	269,355	350,844
Investment performance	974,715	811,578	1,786,293
Policy charges	(196,877)	(120,760)	(317,637)
Surrenders and withdrawals	(1,172,615)	(148,861)	(1,321,476)
Benefit payments	(6,054)	(50,041)	(56,095)
Net transfers (to) from general account	(34,591)	(82,524)	(117,115)
Other	744	38,915	39,659
Balance, end of period	$8,225,438	$6,646,588	$14,872,026

Cash surrender value(1)	$8,155,195	$6,519,084	$14,674,279

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2024
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$9,064,177	$5,012,926	$14,077,103
Deposits	79,493	250,990	330,483
Investment performance	801,416	889,291	1,690,707
Policy charges	(214,825)	(111,841)	(326,666)
Surrenders and withdrawals	(1,105,790)	(67,685)	(1,173,475)
Benefit payments	(10,750)	(36,677)	(47,427)
Net transfers (to) from general account	(35,667)	(47,437)	(83,104)
Other	573	39,359	39,932
Balance, end of period	$8,578,627	$5,928,926	$14,507,553

Cash surrender value(1)	$8,479,445	$5,808,933	$14,288,378

	Year Ended December 31, 2023
	Variable Annuities	Variable Life	Total
	(in thousands)
Balance, beginning of period	$8,928,568	$4,998,390	$13,926,958
Deposits	43,211	199,895	243,106
Investment performance	1,180,443	875,388	2,055,831
Policy charges	(218,915)	(103,013)	(321,928)
Surrenders and withdrawals	(855,504)	(54,781)	(910,285)
Benefit payments	(5,986)	(41,615)	(47,601)
Net transfers (to) from general account(2)	(8,826)	(886,762)	(895,588)
Other	1,186	25,424	26,610
Balance, end of period	$9,064,177	$5,012,926	$14,077,103

Cash surrender value(1)	$8,929,016	$4,902,698	$13,831,714
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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

In 2023, the Company recognized an impact to net income attributable to the annual reviews and update of assumptions and other refinements for liability for future policy benefits. Overall impact is immaterial for direct and assumed benefit reserves and DPL, net of the impact of flooring these liabilities at zero for each issue year cohort. Additionally, for direct and assumed AIR, the Company recognized an unfavorable impact primarily due to unfavorable model refinements, partially offset by updates to economic assumptions, including expected future rates of returns on universal life policies with secondary guarantees.
Benefit Reserves
The balances of and changes in benefit reserves as of and for the periods indicated consist of the three tables presented below: present value of expected net premiums rollforward, present value of expected future policy benefits rollforward, and net liability for future policy benefits.

	Year Ended December 31, 2025
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,287,544	$0	$1,287,544
Effect of cumulative changes in discount rate assumptions, beginning of period	75,036	0	75,036
Balance at original discount rate, beginning of period	1,362,580	0	1,362,580
Effect of assumption update	(24,177)	0	(24,177)
Effect of actual variances from expected experience and other activity	(34,329)	171	(34,158)
Adjusted balance, beginning of period	1,304,074	171	1,304,245
Issuances	95,966	3,432	99,398
Net premiums / considerations collected	(151,244)	(3,603)	(154,847)
Interest accrual	63,174	0	63,174
Other adjustments	(7,872)	0	(7,872)
Balance at original discount rate, end of period	1,304,098	0	1,304,098
Effect of cumulative changes in discount rate assumptions, end of period	(40,327)	0	(40,327)
Balance, end of period	$1,263,771	$0	$1,263,771

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2025
	Present Value of Expected Future Policy Benefits
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$2,499,241	$20,516	$2,519,757
Effect of cumulative changes in discount rate assumptions, beginning of period	164,980	1,477	166,457
Balance at original discount rate, beginning of period	2,664,221	21,993	2,686,214
Effect of assumption update	(50,976)	2	(50,974)
Effect of actual variances from expected experience and other activity	(43,222)	258	(42,964)
Adjusted balance, beginning of period	2,570,023	22,253	2,592,276
Issuances	95,966	3,432	99,398
Interest accrual	128,545	895	129,440
Benefit payments	(163,201)	(3,116)	(166,317)
Other adjustments	(5,999)	(93)	(6,092)
Balance at original discount rate, end of period	2,625,334	23,371	2,648,705
Effect of cumulative changes in discount rate assumptions, end of period	(97,432)	(458)	(97,890)
Balance, end of period	$2,527,902	$22,913	$2,550,815

	Year Ended December 31, 2025
	Net Liability for Future Policy Benefits (Benefit Reserves)
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, end of period, pre-flooring	$1,264,131	$22,913	$1,287,044
Flooring impact, end of period	14	0	14
Balance, end of period, post-flooring	1,264,145	22,913	1,287,058
Less: Reinsurance recoverables	1,170,270	22,913	1,193,183
Balance after reinsurance recoverables, end of period, post-flooring	$93,875	$0	$93,875

	Year Ended December 31, 2024
	Present Value of Expected Net Premiums
	Term Life	Fixed Annuities	Total
	(in thousands)
Balance, beginning of period	$1,389,421	$0	$1,389,421
Effect of cumulative changes in discount rate assumptions, beginning of period	29,313	0	29,313
Balance at original discount rate, beginning of period	1,418,734	0	1,418,734
Effect of assumption update	9,001	0	9,001
Effect of actual variances from expected experience and other activity	(73,528)	(352)	(73,880)
Adjusted balance, beginning of period	1,354,207	(352)	1,353,855
Issuances	98,799	4,422	103,221
Net premiums / considerations collected	(155,036)	(4,070)	(159,106)
Interest accrual	64,610	0	64,610
Balance at original discount rate, end of period	1,362,580	0	1,362,580
Effect of cumulative changes in discount rate assumptions, end of period	(75,036)	0	(75,036)
Balance, end of period	$1,287,544	$0	$1,287,544

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
The following tables provide supplemental information related to the balances of and changes in benefit reserves included in the disaggregated tables above, on a gross (direct and assumed) basis, as of and for the periods indicated:

	Year Ended December 31, 2025
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,001,564	$0
Discounted expected future gross premiums (at original discount rate)	$1,978,191	$0
Discounted expected future gross premiums (at current discount rate)	$1,930,042	$0
Undiscounted expected future benefits and expenses	$4,236,667	$31,086
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	9	5
Weighted-average interest rate (at original discount rate)	5.19%	4.22%
Weighted-average interest rate (at current discount rate)	5.31%	5.02%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2024
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,010,001	$0
Discounted expected future gross premiums (at original discount rate)	$2,003,188	$0
Discounted expected future gross premiums (at current discount rate)	$1,902,990	$0
Undiscounted expected future benefits and expenses	$4,307,529	$28,661
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	5
Weighted-average interest rate (at original discount rate)	5.22%	3.97%
Weighted-average interest rate (at current discount rate)	5.61%	5.41%

	Year Ended December 31, 2023
	Term Life	Fixed Annuities
	($ in thousands)
Undiscounted expected future gross premiums	$3,017,106	$0
Discounted expected future gross premiums (at original discount rate)	$2,021,858	$0
Discounted expected future gross premiums (at current discount rate)	$1,988,469	$0
Undiscounted expected future benefits and expenses	$4,298,438	$25,823
Weighted-average duration of the liability in years (at original discount rate)	10	6
Weighted-average duration of the liability in years (at current discount rate)	10	6
Weighted-average interest rate (at original discount rate)	5.27%	3.59%
Weighted-average interest rate (at current discount rate)	5.00%	4.90%
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

In 2025, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In 2024, there was an immaterial impact to net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts.

In 2023, there was an $3 million gain in net income for non-participating traditional and limited-payment products, where net premiums exceeded gross premiums for certain issue-year cohorts, mostly offset by a $3 million charge, reflecting the impact of ceded reinsurance on the affected cohorts.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Deferred Profit Liability
The balances of and changes in DPL for the years ended December 31, are as follows:

	2025	2024	2023
	Fixed Annuities
	(in thousands)
Balance, beginning of period, post flooring	$1,513	$1,365	$1,684
Effect of assumption update	(3)	106	0
Effect of actual variances from expected experience and other activity	(107)	(156)	(681)
Adjusted balance, beginning of period	1,403	1,315	1,003
Profits deferred	1,020	364	511
Interest accrual	90	53	49
Amortization	(284)	(217)	(196)
Other adjustments	(3)	(2)	(2)
Balance, end of period, post-flooring	2,226	1,513	1,365
Less: Reinsurance recoverables	2,226	1,513	1,365
Balance after reinsurance recoverables, end of period	$0	$0	$0
Additional Insurance Reserves
AIR represents the additional liability for annuitization, death, or other insurance benefits, including guaranteed minimum death benefits ("GMDB") contract features, that are above and beyond the contractholder's account balance for certain long-duration life contracts.

The following table shows a rollforward of AIR balances for variable and universal life products, for the years ended December 31,:

	2025	2024	2023
	(in thousands)
Balance including amounts in AOCI, beginning of period, post-flooring	$1,134,476	$986,166	$827,478
Flooring impact and amounts in AOCI	32,954	56,487	91,115
Balance, excluding amounts in AOCI, beginning of period, pre-flooring	1,167,430	1,042,653	918,593
Effect of assumption update	(1,821)	14,446	9,713
Effect of actual variances from expected experience and other activity	15,391	(13,348)	(8,234)
Adjusted balance, beginning of period	1,181,000	1,043,751	920,072
Assessments collected(1)	102,192	104,297	99,311
Interest accrual	41,045	37,014	32,814
Benefits paid	(16,982)	(17,632)	(9,544)
Balance, excluding amounts in AOCI, end of period, pre-flooring	1,307,255	1,167,430	1,042,653
Flooring impact and amounts in AOCI	(29,451)	(32,954)	(56,487)
Balance, including amounts in AOCI, end of period, post-flooring	1,277,804	1,134,476	986,166
Less: Reinsurance recoverables	1,241,980	1,103,059	943,991
Balance after reinsurance recoverables, including amounts in AOCI, end of period	$35,824	$31,417	$42,175
(1)Represents the portion of gross assessments required to fund the future policy benefits.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	2025	2024	2023
Weighted-average duration of the liability in years (at original discount rate)	26	26	27
Weighted-average interest rate (at original discount rate)	3.33%	3.36%	3.40%
Future Policy Benefits Reconciliation
The following table presents the reconciliation of the ending balances from the above rollforwards, benefit reserves, DPL, and AIR, including other liabilities, gross of related reinsurance recoverables, to the total liability for future policy benefits as reported on the Company's Statements of Financial Position for the years ended December 31,:

	2025	2024	2023
	(in thousands)
Benefit reserves, end of period, post-flooring	$1,287,058	$1,232,227	$1,248,637
Deferred profit liability, end of period, post-flooring	2,226	1,513	1,365
Additional insurance reserves, including amounts in AOCI, end of period, post-flooring	1,277,804	1,134,476	986,166
Subtotal of amounts disclosed above	2,567,088	2,368,216	2,236,168
Other Future policy benefits reserves(1)	151,630	149,267	162,275
Total Future policy benefits	$2,718,718	$2,517,483	$2,398,443
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
Revenue and Interest Expense
The following tables present revenue and interest expense related to benefit reserves, DPL, and AIR, as well as related revenue and interest expense not presented in the above supplemental tables, in the Company's Statement of Operations for the periods indicated:

	Year Ended December 31, 2025
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$233,588	$0	$4,654	$238,242
Deferred profit liability	0	0	(713)	(713)
Additional insurance reserves	0	240,409	0	240,409
Total	$233,588	$240,409	$3,941	$477,938

	Year Ended December 31, 2024
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$241,117	$0	$4,460	$245,577
Deferred profit liability	0	0	(148)	(148)
Additional insurance reserves	0	260,211	0	260,211
Total	$241,117	$260,211	$4,312	$505,640

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Revenues(1)
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$236,148	$0	$2,974	$239,122
Deferred profit liability	0	0	319	319
Additional insurance reserves	0	245,024	0	245,024
Total	$236,148	$245,024	$3,293	$484,465
(1)Represents gross premiums for benefit reserves; revenue for DPL and gross assessments for AIR.

	Year Ended December 31, 2025
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$65,371	$0	$895	$66,266
Deferred profit liability	0	0	90	90
Additional insurance reserves	0	41,045	0	41,045
Total	$65,371	$41,045	$985	$107,401

	Year Ended December 31, 2024
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$63,716	$0	$767	$64,483
Deferred profit liability	0	0	53	53
Additional insurance reserves	0	37,014	0	37,014
Total	$63,716	$37,014	$820	$101,550

	Year Ended December 31, 2023
	Interest Expense
	Term Life	Variable / Universal Life	Fixed Annuities	Total
	(in thousands)
Benefit reserves	$61,760	$0	$673	$62,433
Deferred profit liability	0	0	49	49
Additional insurance reserves	0	32,814	0	32,814
Total	$61,760	$32,814	$722	$95,296

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

9. POLICYHOLDERS' ACCOUNT BALANCES
The balances of and changes in policyholders' account balances as of and for the periods ended are as follows:

	Year Ended December 31, 2025
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Deposits	4,487	696,237	252,586	953,310
Interest credited	1,066	50,272	44,453	95,791
Policy charges	(47)	(432)	(145,319)	(145,798)
Surrenders and withdrawals	(6,554)	(56,286)	(329,741)	(392,581)
Benefit payments	(1,166)	(2,463)	(13,431)	(17,060)
Net transfers (to) from separate account	0	34,591	82,524	117,115
Change in market value and other adjustments(1)	0	167,138	48,467	215,605
Balance, end of period	$34,239	$2,259,620	$3,027,643	$5,321,502
Unearned revenue reserve				473,457
Other				10,253
Total Policyholders' account balance				$5,805,212

Weighted-average crediting rate	3.01%	2.77%	1.45%	1.95%
Net amount at risk(3)	$0	$0	$36,670,483	$36,670,483
Cash surrender value(4)	$6,590	$2,189,391	$2,694,349	$4,890,330

	Year Ended December 31, 2024
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$35,025	$592,581	$3,028,746	$3,656,352
Deposits	7,662	683,422	218,864	909,948
Interest credited	1,052	24,829	63,262	89,143
Policy charges	(54)	(267)	(146,521)	(146,842)
Surrenders and withdrawals	(6,321)	(40,509)	(134,340)	(181,170)
Benefit payments	(911)	(3,684)	(206)	(4,801)
Net transfers (to) from separate account	0	35,667	47,437	83,104
Change in market value and other adjustments(1)	0	78,524	10,862	89,386
Balance, end of period	$36,453	$1,370,563	$3,088,104	$4,495,120
Unearned revenue reserve				423,240
Other				9,939
Total Policyholders' account balance				$4,928,299

Weighted-average crediting rate	2.94%	2.53%	2.07%	2.19%
Net amount at risk(3)	$0	$0	$35,490,878	$35,490,878
Cash surrender value(4)	$7,810	$1,318,302	$2,769,819	$4,095,931

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2023
	Fixed Annuities	Variable Annuities	Variable / Universal Life	Total
	($ in thousands)
Balance, beginning of period	$39,406	$327,124	$2,084,680	$2,451,210
Deposits	3,326	267,216	218,774	489,316
Interest credited	953	9,057	59,335	69,345
Policy charges	(58)	(146)	(145,551)	(145,755)
Surrenders and withdrawals	(7,670)	(36,703)	(111,973)	(156,346)
Benefit payments	(932)	(2,488)	45	(3,375)
Net transfers (to) from separate account(2)	0	8,826	886,762	895,588
Change in market value and other adjustments(1)	0	19,695	36,674	56,369
Balance, end of period	$35,025	$592,581	$3,028,746	$3,656,352
Unearned revenue reserve				370,258
Other				9,574
Total Policyholders' account balance				$4,036,184

Weighted-average crediting rate	2.56%	1.97%	2.32%	2.27%
Net amount at risk(3)	$0	$0	$34,400,806	$34,400,806
Cash surrender value(4)	$8,413	$573,787	$2,691,933	$3,274,133
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The balance of account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points ("bps"), between rates being credited to policyholders and the respective guaranteed minimums are as follows:

	December 31, 2025
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	636	0	0	0	636
2.00% - 2.99%	21,442	0	0	0	21,442
3.00% - 4.00%	5,999	0	0	0	5,999
Greater than 4.00%	0	0	0	0	0
Total	$28,077	$0	$0	$0	$28,077
Variable Annuities
Less than 1.00%	$414	$0	$0	$0	$414
1.00% - 1.99%	61,392	74,872	0	0	136,264
2.00% - 2.99%	1,380	2	0	0	1,382
3.00% - 4.00%	81,694	0	0	0	81,694
Greater than 4.00%	110	0	0	0	110
Total	$144,990	$74,874	$0	$0	$219,864
Variable / Universal Life
Less than 1.00%	$0	$0	$0	$34,991	$34,991
1.00% - 1.99%	41,112	0	312,141	224,212	577,465
2.00% - 2.99%	5,062	172,747	176,864	47,128	401,801
3.00% - 4.00%	101,536	191,969	939,816	0	1,233,321
Greater than 4.00%	354,033	0	0	0	354,033
Total	$501,743	$364,716	$1,428,821	$306,331	$2,601,611

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2024
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	794	0	0	0	794
2.00% - 2.99%	21,403	0	0	0	21,403
3.00% - 4.00%	7,123	0	0	0	7,123
Greater than 4.00%	0	0	0	0	0
Total	$29,320	$0	$0	$0	$29,320
Variable Annuities
Less than 1.00%	$6,832	$0	$0	$0	$6,832
1.00% - 1.99%	84,001	75,533	1,529	0	161,063
2.00% - 2.99%	1,245	2	0	0	1,247
3.00% - 4.00%	97,407	312	0	0	97,719
Greater than 4.00%	135	0	0	0	135
Total	$189,620	$75,847	$1,529	$0	$266,996
Variable / Universal Life
Less than 1.00%	$59	$0	$0	$23,744	$23,803
1.00% - 1.99%	30,421	0	312,756	186,830	530,007
2.00% - 2.99%	4,356	164,828	174,658	43,481	387,323
3.00% - 4.00%	323,288	165,614	915,954	0	1,404,856
Greater than 4.00%	364,228	0	0	0	364,228
Total	$722,352	$330,442	$1,403,368	$254,055	$2,710,217

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	December 31, 2023
Range of Guaranteed Minimum Crediting Rate(1)	At guaranteed minimum	1 - 50 bps above guaranteed minimum	51 - 150 bps above guaranteed minimum	Greater than 150 bps above guaranteed minimum	Total
	(in thousands)
Fixed Annuities
Less than 1.00%	$0	$0	$0	$0	$0
1.00% - 1.99%	1,034	0	0	0	1,034
2.00% - 2.99%	18,552	0	0	0	18,552
3.00% - 4.00%	7,756	0	0	0	7,756
Greater than 4.00%	0	0	0	0	0
Total	$27,342	$0	$0	$0	$27,342
Variable Annuities
Less than 1.00%	$1,490	$0	$0	$0	$1,490
1.00% - 1.99%	177,730	1,576	0	0	179,306
2.00% - 2.99%	1,462	0	0	0	1,462
3.00% - 4.00%	113,616	1,180	0	0	114,796
Greater than 4.00%	130	0	0	0	130
Total	$294,428	$2,756	$0	$0	$297,184
Variable / Universal Life
Less than 1.00%	$0	$0	$0	$30,597	$30,597
1.00% - 1.99%	21,709	0	409,406	53,613	484,728
2.00% - 2.99%	3,958	157,256	184,475	28,519	374,208
3.00% - 4.00%	244,318	248,808	917,572	0	1,410,698
Greater than 4.00%	371,165	0	0	0	371,165
Total	$641,150	$406,064	$1,511,453	$112,729	$2,671,396
(1)Excludes contracts without minimum guaranteed crediting rates, such as funds with indexed-linked crediting options.
Unearned Revenue Reserve
The balances of and changes in URR as of and for the periods ended are as follows:

	Years Ended December 31,
	2025	2024	2023
	Variable / Universal Life
	(in thousands)
Balance, beginning of period	$423,240	$370,258	$313,710
Unearned revenue	69,470	71,120	72,640
Amortization expense	(19,250)	(18,138)	(16,092)
Other adjustments	(3)	0	0
Balance, end of period	$473,457	$423,240	$370,258

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

10.    MARKET RISK BENEFITS
The following tables show a rollforward of MRB balances for variable annuity products, along with a reconciliation to the Company’s total net MRB positions as of the following dates:

	Year Ended December 31, 2025
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$190,687	$(190,687)	$0
Effect of cumulative changes in non-performance risk	61,123	0	61,123
Balance, beginning of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Attributed fees collected	94,114	(94,114)	0
Claims paid	(1,782)	1,782	0
Interest accrual	13,921	(13,921)	0
Actual in force different from expected	5,547	(5,547)	0
Effect of changes in interest rates	(25,831)	25,831	0
Effect of changes in equity markets	(105,926)	105,926	0
Effect of assumption update and other refinements	13,514	(13,514)	0
Issuances	6,178	(6,178)	0
Other adjustments	2,567	(2,567)	0
Effect of changes in current period counterparty non-performance risk	0	(15,950)	(15,950)
Balance, end of period, before effect of changes in non-performance risk	254,112	(208,939)	45,173
Effect of cumulative changes in non-performance risk	(45,173)	0	(45,173)
Balance, end of period	$208,939	$(208,939)	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	Year Ended December 31, 2024
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$301,771	$(301,771)	$0
Effect of cumulative changes in non-performance risk	100,377	0	100,377
Balance, beginning of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Attributed fees collected	102,255	(102,255)	0
Claims paid	(2,133)	2,133	0
Interest accrual	18,876	(18,876)	0
Actual in force different from expected	3,079	(3,079)	0
Effect of changes in interest rates	(132,946)	132,946	0
Effect of changes in equity markets	(146,025)	146,025	0
Effect of assumption update and other refinements(1)	6,091	(6,091)	0
Issuances	5,113	(5,113)	0
Other adjustments(1)	(4,648)	4,648	0
Effect of changes in current period counterparty non-performance risk	0	(39,254)	(39,254)
Balance, end of period, before effect of changes in non-performance risk	251,810	(190,687)	61,123
Effect of cumulative changes in non-performance risk	(61,123)	0	(61,123)
Balance, end of period	$190,687	$(190,687)	$0

	Year Ended December 31, 2023
	Variable Annuities	Less: Reinsured Market Risk Benefits	Total, Net of Reinsurance
	(in thousands)
Balance, beginning of period	$398,254	$(398,254)	$0
Effect of cumulative changes in non-performance risk	163,169	0	163,169
Balance, beginning of period, before effect of changes in non-performance risk	561,423	(398,254)	163,169
Attributed fees collected	107,951	(107,951)	0
Claims paid	(5,336)	5,336	0
Interest accrual	25,736	(25,736)	0
Actual in force different from expected	6,889	(6,889)	0
Effect of changes in interest rates	(156,526)	156,526	0
Effect of changes in equity markets	(158,653)	158,653	0
Effect of assumption update and other refinements	30,269	(30,269)	0
Issuances	(9,499)	9,499	0
Other adjustments	(106)	106	0
Effect of changes in current period counterparty non-performance risk	0	(62,792)	(62,792)
Balance, end of period, before effect of changes in non-performance risk	402,148	(301,771)	100,377
Effect of cumulative changes in non-performance risk	(100,377)	0	(100,377)
Balance, end of period	$301,771	$(301,771)	$0
(1) Prior period amounts have been updated to conform to current presentation.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

In 2025, 2024, and 2023, the Company recognized an unfavorable impact to net income attributable to the actuarial assumption update for direct and assumed MRBs, primarily due to updates to policyholder behavior assumptions on certain variable annuities.
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
The following table presents accompanying information to the rollforward table above.

	December 31, 2025	December 31, 2024	December 31, 2023
	Variable Annuities
	($ in thousands)
Net amount at risk(1)	$639,836	$728,831	$739,353
Weighted-average attained age of contractholders	72	71	69
(1)For contracts with multiple benefit features, the highest net amount at risk for each contract is included.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The table below reconciles MRB asset and liability positions as of the following dates:

	December 31, 2025	December 31, 2024	December 31, 2023
	Variable Annuities
	(in thousands)
Direct and assumed	$143,344	$150,879	$117,944
Ceded	352,283	341,565	419,715
Total market risk benefit assets	$495,627	$492,444	$537,659

Direct and assumed	$352,284	$341,565	$419,715
Ceded	143,343	150,879	117,944
Total market risk benefit liabilities	$495,627	$492,444	$537,659

Net balance	$0	$0	$0
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
Effective January 2024, the Company entered into an agreement with Somerset Reinsurance Ltd. (“Somerset Re”) to coinsure a closed block of guaranteed universal life (“GUL”) policies to PURE, a wholly-owned subsidiary of Prudential Insurance, with retrocession by PURE of such liabilities on a modified coinsurance basis, to Somerset Re. This transaction is effective as of January 1, 2024, whereby, the Company recaptured all risks associated with the subject GUL policies from PAR U and subsequently established YRT reinsurance for the subject GUL business with Prudential Insurance. As a result of these transactions, the Company recognized a $173 million pre-tax recapture loss and a $188 million DRG, respectively. The DRG is amortized into income over the estimated remaining life of the reinsured policies.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts included in the Company’s Statements of Financial Position as of December 31, were as follows:

	2025	2024
	(in thousands)
Reinsurance recoverables and deposit receivables	$5,870,597	$4,929,428
Policy loans	(34,883)	(32,760)
Deferred policy acquisition costs	(636,463)	(647,934)
Deferred sales inducements	(30,203)	(32,573)
Market risk benefit assets	352,283	341,565
Other assets	64,972	70,934
Market risk benefit liabilities	143,343	150,878
Reinsurance payables	2,284,228	1,440,264
Other liabilities	199,868	208,543

Reinsurance recoverables and deposit receivables by counterparty as of December 31, were as follows:

	2025	2024
	(in thousands)
Prudential Insurance	$2,505,146	$1,856,410
PARCC	1,184,501	1,173,578
Pruco Life	1,149,392	914,840
PURE	1,024,354	981,917
PAR U	0	380
Unaffiliated	7,204	2,303
Total reinsurance recoverables and deposit receivables	$5,870,597	$4,929,428

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Reinsurance amounts, included in the Company’s Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, were as follows:

	2025	2024	2023
	(in thousands)
Premiums:
Direct	$238,273	$239,239	$240,044
Ceded	(191,104)	(190,495)	(200,491)
Net premiums	$47,169	$48,744	$39,553
Policy charges and fee income:
Direct	$373,458	$373,124	$349,046
Assumed	20,953	47,213	0
Ceded(1)	(310,249)	284,716	(289,367)
Net policy charges and fee income	$84,162	$705,053	$59,679
Net investment income:
Direct	$261,359	$220,701	$166,850
Ceded	(1,338)	(1,273)	(826)
Net investment income	$260,021	$219,428	$166,024
Asset administration fees:
Direct	$37,588	$37,686	$35,744
Ceded	(24,638)	(26,451)	(26,597)
Net asset administration fees	$12,950	$11,235	$9,147
Other income (loss):
Direct	$6,111	$250	$3,577
Ceded	6,647	15,151	(1)
Net other income (loss)	$12,758	$15,401	$3,576
Realized investment gains (losses), net:
Direct	$(91,568)	$3,594	$(39,823)
Ceded	(88,017)	(42,584)	(4,487)
Realized investment gains (losses), net	$(179,585)	$(38,990)	$(44,310)
Change in value of market risk benefits, net of related hedging gains (losses):
Direct	$97,178	$252,457	$266,390
Ceded	(81,228)	(213,203)	(203,598)
Net change in value of market risk benefits, net of related hedging gains (losses)	$15,950	$39,254	$62,792
Policyholders’ benefits (including change in reserves):
Direct	$504,136	$425,927	$451,981
Assumed	42	466	0
Ceded(2)	(438,594)	587,880	(396,478)
Net policyholders’ benefits (including change in reserves)	$65,584	$1,014,273	$55,503
Change in estimates of liability for future policy benefits:
Direct	$(32,301)	$11,929	$(17,014)
Ceded	15,044	(17,978)	14,899
Net change in estimates of liability for future policy benefits	$(17,257)	$(6,049)	$(2,115)

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

	2025	2024	2023
	(in thousands)
Interest credited to policyholders’ account balances:
Direct	$140,246	$134,096	$98,807
Ceded	(78,986)	(53,228)	(34,672)
Net interest credited to policyholders’ account balances	$61,260	$80,868	$64,135
Reinsurance expense allowances and general and administrative expenses, net of capitalization and amortization	$(118,744)	$(227,655)	$(130,475)
(1)Includes $(5) million of unaffiliated activity for each of the years ended December 31, 2025, 2024, and 2023.
(2)Includes $(5) million, $(2) million and $(2) million of unaffiliated activity for the years ended December 31, 2025, 2024, and 2023, respectively.
The gross and net amounts of life insurance face amount in force as of December 31, were as follows:

	2025	2024	2023
	(in thousands)
Direct gross life insurance face amount in force	$159,425,031	$156,436,734	$154,561,817
Reinsurance ceded	(147,322,378)	(147,337,155)	(141,002,931)
Net life insurance face amount in force	$12,102,653	$9,099,579	$13,558,886
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
PAR U
Effective July 1, 2012, the Company reinsures 95% of the risks associated with Universal Protector policies having no-lapse guarantees as well as certain other universal life policies, with effective dates through December 31, 2019, excluding those policies that are subject to principle-based reserving.
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
Effective October 1, 2024, the Company revised the existing coinsurance terms with PARCC, increasing the quota share of reinsured policies to 100% which includes policies which were previously reinsured to PAR Term, Term Re and DART. As a result of the revised terms, the Company recognized a $52 million DRL that is amortized into income over the estimated remaining life of the reinsured policies.
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
Effective October 1, 2024, the Company entered into an agreement with Pruco Life to reinsure the Universal Protector policies having no-lapse guarantees as well as certain other universal life policies with effective dates from January 1, 2015 to December 31, 2019, that were previously reinsured to PAR U. As a result of the transaction, the Company recognized a $37 million DRG that is amortized into income over the estimated remaining life of the reinsured policies.
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
On November 20, 2024, DART merged into PARCC.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

12. INCOME TAXES
The following schedule discloses significant components of income tax expense (benefit) for each year presented:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Current tax expense (benefit):
U.S. federal	$24,122	$21,426	$22,608
State and local	0	0	0
Total	24,122	21,426	22,608
Deferred tax expense (benefit):
U.S. federal	(15,953)	(41,270)	(10,738)
Total	(15,953)	(41,270)	(10,738)
Income tax expense (benefit) from operations	8,169	(19,844)	11,870
Income tax expense (benefit) reported in equity related to:
Other comprehensive income (loss)	13,055	(23,329)	(3,014)
Total income tax expense (benefit)	$21,224	$(43,173)	$8,856
Reconciliation of Expected Tax at Statutory Rates to Reported Income Tax Expense (Benefit)
The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2025 and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31, 2025
	($ in thousands)
Expected federal income tax expense/(benefit)	$14,654	21.0%
Tax credits	(1,951)	(2.8)%
Nontaxable or nondeductible items	(5,129)	(7.4)%
Other reconciling items	459	0.7%
Foreign tax effects	136	0.2%
Total	$8,169	11.7%

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% applicable for 2024, and 2023, and the reported income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2024	2023
	($ in thousands)
Expected federal income tax expense (benefit)	$(10,603)	$22,591
Non-taxable investment income	(5,895)	(6,452)
Tax credits	(3,338)	(4,301)
Other	(8)	32
Reported income tax expense (benefit)	$(19,844)	$11,870
Effective tax rate	39.3%	11.0%
The following is a description of items that had a significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 21% applicable for 2025, 2024, and 2023, and the Company's effective tax rate during the periods presented:
Non-Taxable Investment Income. The U.S. Dividends Received Deduction (“DRD”) reduces the amount of dividend income subject to U.S. tax and is included in the non-taxable investment income shown in the table above. More specifically, the U.S. DRD constitutes $5 million of the total $5 million of 2025 non-taxable investment income, $5 million of the total $6 million of 2024 non-taxable investment income, and $6 million of the total $6 million of 2023 non-taxable investment income. The DRD for the current period was estimated using information from 2024, current year investment results, and current year’s equity market performance. The actual current year DRD can vary based on factors such as, but not limited to, changes in the amount of dividends received that are eligible for the DRD, changes in the amount of distributions received from fund investments, changes in the account balances of variable life and annuity contracts, and the Company’s taxable income before the DRD.
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
Schedule of Deferred Tax Assets and Deferred Tax Liabilities

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Insurance reserves	$98,813	$80,578
Investments	30,767	18,593
Net unrealized loss on securities	41,828	64,437
Other	1,176	1,544
Deferred tax assets	172,584	165,152
Deferred tax liabilities:
Deferred policy acquisition cost	52,180	47,216
Deferred tax liabilities	52,180	47,216
Net deferred tax asset (liability)	$120,404	$117,936

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
Changes in market conditions, including the significant rise in interest rates since the beginning of 2022, resulted in the recording of deferred tax assets related to net unrealized tax capital losses in the Company. When assessing recoverability of these deferred tax assets, the Company considers its ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2025, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.
The Company had no valuation allowance as of December 31, 2025, and 2024. Adjustments to the valuation allowance will be made if there is a change in management’s assessment of the amount of deferred tax asset that is realizable.
The Company’s "Income (loss) from operations before income taxes" includes income from domestic operations of $70 million, $(50) million and $108 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Income Taxes Paid
Income taxes paid during the year are disclosed in the table below and include tax installments made for the current year as well as tax payments and refunds related to prior periods.

December 31,
2025
(in thousands)
Federal	$23,929
Foreign	136
Total	$24,065
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
The Company had no unrecognized tax benefits as of December 31, 2025, 2024, and 2023.
The Company classifies all interest and penalties related to tax uncertainties as income tax expense (benefit). The Company did not recognize tax related interest and penalties.
At December 31, 2025, the Company remains subject to examination in the U.S. for tax years 2014 through 2025.
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

13.    EQUITY
Accumulated Other Comprehensive Income (Loss)
AOCI represents the cumulative OCI items that are reported separate from net income and detailed on the Statements of Operations and Comprehensive Income (Loss). Net unrealized investment gains (losses) are described in further detail in Note 2, Note 8 (Interest rate remeasurement of future policy benefits) and Note 10 (Gain (loss) from changes in non-performance risk on market risk benefits). The balance of and changes in each component of AOCI as of and for the years ended December 31, are as follows:

	Accumulated Other Comprehensive Income (Loss)
	Foreign Currency Translation Adjustment	Net Unrealized Investment Gains (Losses)(1)	Interest Rate Remeasurement of Future Policy Benefits	Gain (Loss) from Changes in Non-Performance Risk on Market Risk Benefits	Total Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance, December 31, 2022	$(1,214)	$(176,386)	$12,504	$128,906	$(36,190)
Change in OCI before reclassifications	225	58,121	(10,299)	(62,792)	(14,745)
Amounts reclassified from AOCI	0	394	0	0	394
Income tax benefit (expense)	(90)	(12,246)	2,164	13,186	3,014
Balance, December 31, 2023	(1,079)	(130,117)	4,369	79,300	(47,527)
Change in OCI before reclassifications	(246)	(84,176)	13,215	(39,254)	(110,461)
Amounts reclassified from AOCI	0	(758)	0	0	(758)
Income tax benefit (expense)	46	17,815	(2,775)	8,243	23,329
Balance, December 31, 2024	(1,279)	(197,236)	14,809	48,289	(135,417)
Change in OCI before reclassifications	670	74,520	(2,366)	(15,950)	56,874
Amounts reclassified from AOCI	0	5,375	0	0	5,375
Income tax benefit (expense)	(132)	(16,769)	497	3,349	(13,055)
Balance, December 31, 2025	$(741)	$(134,110)	$12,940	$35,688	$(86,223)
(1)Includes cash flow hedges of $(6) million, $12 million and $5 million as of December 31, 2025, 2024, and 2023, respectively.

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Amounts reclassified from AOCI(1)(2):
Net unrealized investment gains (losses):
Cash flow hedges - Currency/Interest rate(3)	$(639)	$4,498	$1,175
Net unrealized investment gains (losses) on available-for-sale securities	(4,736)	(3,740)	(1,569)
Total net unrealized investment gains (losses)(4)	(5,375)	758	(394)
Total reclassifications for the period	$(5,375)	$758	$(394)
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Net Unrealized Investment Gains (Losses)
Net unrealized investment gains (losses) on available-for-sale fixed maturity securities and certain other invested assets and other assets are included in the Company’s Statements of Financial Position as a component of AOCI. Changes in these amounts include reclassification adjustments to exclude from OCI those items that are included as part of “Net income (loss)” for a period that had been part of OCI in earlier periods. There are no amounts related to net unrealized investment gains (losses) on available-for-sale fixed maturity securities on which an allowance for credit losses has been recognized as of December 31, 2025. The amounts for the periods indicated below represent all other net unrealized investment gains (losses), are as follows:

	Net Unrealized Investment Gains (Losses) on Available-for-Sale Fixed Maturity Securities on Which an Allowance for Credit Losses has been Recognized	Net Unrealized Gains (Losses) on All Other Investments(1)	Other Costs(2)	Future Policy Benefits, Policyholders' Account Balances and Reinsurance Payables	Income Tax Benefit (Expense)	Accumulated Other Comprehensive Income (Loss) Related to Net Unrealized Investment Gains (Losses)
	(in thousands)
Balance, December 31, 2022	$0	$(256,584)	$(83,712)	$117,070	$46,840	$(176,386)
Net investment gains (losses) on investments arising during the period	0	63,919	0	0	(13,381)	50,538
Reclassification adjustment for (gains) losses included in net income	0	394	0	0	(82)	312
Impact of net unrealized investment (gains) losses	0	0	31,446	(37,244)	1,217	(4,581)
Balance, December 31, 2023	0	(192,271)	(52,266)	79,826	34,594	(130,117)
Net investment gains (losses) on investments arising during the period	38	(101,629)	0	0	21,313	(80,278)
Reclassification adjustment for (gains) losses included in net income	(57)	(701)	0	0	159	(599)
Impact of net unrealized investment (gains) losses	0	0	24,133	(6,718)	(3,657)	13,758
Balance, December 31, 2024	(19)	(294,601)	(28,133)	73,108	52,409	(197,236)
Net investment gains (losses) on investments arising during the period	(193)	83,874	0	0	(17,565)	66,116
Reclassification adjustment for (gains) losses included in net income	12	5,363	0	0	(1,128)	4,247
Impact of net unrealized investment (gains) losses	0	0	4,639	(13,800)	1,924	(7,237)
Balance, December 31, 2025	$(200)	$(205,364)	$(23,494)	$59,308	$35,640	$(134,110)
(1)Includes cash flow hedges. See Note 4 for information on cash flow hedges.
(2)"Other costs" primarily includes reinsurance recoverables.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

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
The following table summarizes certain statutory financial information for the Company for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Statutory net income (loss)	$98	$(722)	$152
Statutory capital and surplus	1,354	1,320	1,080
The Company does not utilize prescribed or permitted practices that vary materially from the statutory accounting practices prescribed by the NAIC.
The Company is subject to New Jersey law, which limits the amount of dividends that insurance companies can pay to stockholders without approval of the New Jersey Department of Banking and Insurance. The maximum dividend, which may be paid in any twelve-month period without notification or approval, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on    these limitations, there is a capacity to pay a dividend of $135 million in 2026 without prior approval. The Company did not pay dividends to Pruco Life in 2025, 2024, and 2023.
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
The Company’s general and administrative expenses are charged to the Company using allocation methodologies based on business production processes. Management believes that the methodology is reasonable and reflects costs incurred by Prudential Insurance to process transactions on behalf of the Company. The Company operates under service and lease agreements whereby services of officers and employees, supplies, use of equipment and office space are provided by Prudential Insurance. The Company reviews its allocation methodology periodically which it may adjust accordingly. General and administrative expenses include allocations of stock compensation expenses related to a stock-based awards program and a deferred compensation program issued by Prudential Financial. The expense charged to the Company for the stock based-awards program was $0.1 million for each of the years ended December 31, 2025, 2024, and 2023. The expense charged to the Company for the deferred compensation program was $0.5 million, $0.6 million and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged for its share of employee benefit expenses. These expenses include costs for funded and non-funded, non-contributory defined benefit pension plans. Some of these benefits are based on final earnings and length of service while others are based on an account balance, which takes into consideration age, service and earnings during a career. The Company’s share of net expense for the pension plans was $1 million for each of the years ended December 31, 2025, 2024, and 2023.
The Company is also charged for its share of the costs associated with welfare plans issued by Prudential Insurance. These expenses include costs related to medical, dental, life insurance and disability. The Company's share of net expense for the welfare plans was $2 million, $1 million and $1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Prudential Insurance sponsors voluntary savings plans for its employee 401(k) plans. The plans provide for salary reduction contributions by employees and matching contributions by the Company of up to 4% of annual salary. The Company’s expense for its share of the voluntary savings plan was $0.7 million, $0.6 million and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged distribution expenses from Prudential’s proprietary nationwide advice organization, “Prudential Advisors” through a transfer pricing agreement, which is intended to reflect a market-based pricing arrangement. Prudential Advisors distributes Prudential life insurance, annuities, and investment products with proprietary and non-proprietary product options. In November 2024, the Company, along with three other affiliated entities, entered into several agreements with a third-party, LPL Financial Holdings Inc. (“LPL”). Under these agreements, the Company pays distribution expenses to LPL, of which 98% are returned to Prudential Advisors. Distribution expenses paid by the Company to LPL and subsequently returned to Prudential Advisors were $44 million and $4 million for the years ended December 31, 2025 and 2024, respectively.
The Company pays commissions and certain other fees to Prudential Annuities Distributors, Inc. (“PAD”) in consideration for PAD’s marketing and underwriting of the Company’s annuity products. Commissions and fees are paid by PAD to broker-dealers who sell the Company’s annuity products. Commissions and fees paid by the Company to PAD were $68 million, $75 million and $42 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company is charged for its share of corporate expenses incurred by Prudential Financial to benefit its businesses, such as advertising, executive oversight, external affairs and philanthropic activity. The Company’s share of corporate expenses was $11 million, $15 million and $16 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Corporate-Owned Life Insurance
The Company has sold three COLI policies to Prudential Insurance and one to Prudential Financial. The cash surrender value included in separate accounts for these COLI policies was $3,190 million and $2,861 million as of December 31, 2025 and 2024, respectively. Fees related to these COLI policies were $28 million, $27 million and $25 million for the years ended December 31, 2025, 2024, and 2023, respectively. The Company reinsures 90% of the first $1 million of mortality risk associated with each individual policy to Pruco Life, and 100% of the mortality risk in excess of $1 million.
In May 2023, the Company funded a policy loan from the Prudential Financial COLI policy noted above in an amount of $900 million to an affiliated irrevocable trust, commonly referred to as a “rabbi trust”, which Prudential Financial created to support certain non-qualified retirement plans. The outstanding balance of the policy loan with the rabbi trust was $888 million and $897 million as of December 31, 2025 and 2024, respectively. Interest income related to the policy loan was $41 million, $42 million and $26 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Affiliated Investment Management Expenses
In accordance with an agreement with PGIM, Inc. (“PGIM”), the Company pays investment management expenses to PGIM who acts as investment manager to certain Company general account and separate account assets. Investment management expenses paid to PGIM related to this agreement were $3 million for each of the years ended December 31, 2025, 2024, and 2023. These expenses are recorded as “Net investment income” in the Statements of Operations and Comprehensive Income (Loss).
Derivative Trades
In its ordinary course of business, the Company enters into OTC derivative contracts with an affiliate, PGF. For these OTC derivative contracts, PGF has a substantially equal and offsetting position with an external counterparty. See Note 4 for additional information.
Joint Ventures
The Company has made investments in joint ventures with certain subsidiaries of Prudential Financial. "Other invested assets" includes $81 million and $71 million of investments in joint ventures as of December 31, 2025 and 2024, respectively. "Net investment income" related to these ventures includes gains of $1 million, $5 million and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Affiliated Asset Administration Fee Income
The Company has a revenue sharing agreement with AST Investment Services, Inc. ("ASTISI") and PGIM Investments LLC ("PGIM Investments") whereby the Company receives fee income based on policyholders' separate account balances invested in the Advanced Series Trust. Income received from ASTISI and PGIM Investments related to this agreement was $25 million, $27 million and $27 million for the years ended December 31, 2025, 2024, and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).
The Company has a revenue sharing agreement with PGIM Investments, whereby the Company receives fee income based on policyholders’ separate account balances invested in The Prudential Series Fund. Income received from PGIM Investments related to this agreement was $11 million, $10 million and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively. These revenues are recorded as “Asset administration fees” in the Statements of Operations and Comprehensive Income (Loss).
Affiliated Notes Receivable
Affiliated notes receivable included in “Receivables from parent and affiliates” at December 31, were as follows:

	Maturity Dates			Interest Rates			2025	2024
							(in thousands)
U.S. dollar fixed rate notes	2027	-	2033	0.00%	-	10.97%	$51,156	$30,135
Total notes receivable - affiliated(1)							$51,156	$30,135
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
Accrued interest receivable related to these loans was $0.0 million as of both December 31, 2025 and 2024, and is included in "Other assets". Revenues related to these loans were $0.2 million, $0.0 million and $0.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in “Other income (loss)”.
Affiliated Asset Transfers
The Company participates in affiliated asset trades with parent and sister companies. Book and market value differences for trades with a parent and sister are recognized within "Additional paid-in capital" ("APIC") and "Realized investment gains (losses), net," respectively. The table below shows affiliated asset trades for the years ended December 31, 2025 and 2024:

Affiliate	Date	Transaction	Security Type	Fair Value	Book Value	APIC, Net of Tax Increase/(Decrease)	Realized Investment Gain (Loss)
				(in thousands)
PAR U	January 2024	Transfer in	Fixed Maturities	$778,745	$778,745	$0	$0
PURE	January 2024	Transfer out	Fixed Maturities	$778,745	$778,745	$0	$0
PAR U	June 2024	Purchase	Commercial Mortgage and Other Loans	$12,555	$12,555	$0	$0
Hirakata	October 2024	Purchase	Fixed Maturities	$3,901	$3,901	$0	$0
PAR U	October 2024	Transfer in	Fixed Maturities	$632,927	$632,927	$0	$0
Pruco Life	October 2024	Transfer out	Fixed Maturities	$632,927	$632,927	$0	$0
Prudential Insurance	November 2025	Sale	Fixed Maturities	$29,140	$28,813	$258	$0
Prudential Insurance	November 2025	Sale	Commercial Mortgage and Other Loans	$101,514	$99,786	$1,365	$0

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Notes to Financial Statements—(Continued)

Debt Agreements
The Company is authorized to borrow funds up to $250 million from affiliates to meet its capital and other funding needs. There was no debt outstanding for both 2025 and 2024.
The total interest expense to the Company related to loans payable to affiliates was $0.0 million, $0.0 million and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Contributed Capital and Dividends
In May and August 2025, the Company received capital contributions in the amount of $1.5 million and $3.6 million from Pruco Life, respectively. In 2024, the Company did not receive any capital contributions from Pruco Life. In February and December 2023, the Company received capital contributions in the amount of $175 million and $82 million from Pruco Life, respectively.
There was no return of capital in 2025, 2024, and 2023.
The Company did not pay any dividends in 2025, 2024, and 2023.
Reinsurance with Affiliates
As discussed in Note 11, the Company participates in reinsurance transactions with certain affiliates.
16. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
The Company has made commitments to fund commercial mortgage and agricultural property loans. As of December 31, 2025 and 2024, the outstanding balances on these commitments were $6 million and $24 million, respectively. These amounts include unfunded commitments that are not unconditionally cancellable. For related credit exposure, there was an allowance for credit losses of $0.0 million as of both December 31, 2025 and 2024, which is a change of $0.0 million for both the years ended December 31, 2025 and 2024. The Company also made commitments to purchase or fund investments, mostly fund investments and private fixed maturities, some of which are contingent upon events or circumstances not under the Company’s control, including those at the discretion of the Company’s counterparties. The Company anticipates a portion of these commitments will ultimately be funded from its separate accounts. As of December 31, 2025 and 2024, $121 million and $127 million, respectively, of these commitments were outstanding. These amounts include unfunded commitments that are not unconditionally cancellable. There were no related charges for credit losses for both the years ended December 31, 2025 and 2024.

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
The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but the matter, if material, is disclosed. The Company estimates that as of December 31, 2025, the aggregate range of reasonably possible losses in excess of accruals established for those litigation and regulatory matters for which such an estimate currently can be made is less than $10 million. This estimate is not an indication of expected loss, if any, or the Company's maximum possible loss exposure on such matters. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

Item 9.  Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management’s Annual Report on Internal Control Over Financial Reporting on the effectiveness of internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 of this Annual Report on Form 10-K.
In order to ensure that the information we must disclose in our filings with the SEC is recorded, processed, summarized, and reported on a timely basis, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (“Exchange Act”) Rule 15d-15(e), as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective. No change in our internal control over financial reporting, as defined in Exchange Act Rule 15d-15(f), occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Omitted pursuant to General Instruction I(2)(c) of Form 10-K.
Item 14.  Principal Accountant Fees and Services
The information called for by this item is hereby incorporated herein by reference to the relevant portions of Prudential Financial's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2026.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:

		Page
(a) (1)	Financial Statements-Item 8. Financial Statements and Supplementary Data	40
(2)	Financial Statement Schedules:
	Schedule I—Summary of Investments Other Than Investments in Related Parties as of December 31, 2025	134
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

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY
Schedule I
Summary of Investments Other Than Investments in Related Parties
December 31, 2025
(in thousands)

Type of Investment	Amortized Cost or Cost	Fair Value	Amount Shown in the Balance Sheet
Fixed maturities, available-for-sale:
Bonds:
U.S. Treasury securities and obligations of U.S. government authorities and agencies	$51,532	$50,550	$50,550
Obligations of U.S. states and their political subdivisions	135,644	127,507	127,507
Foreign governments	86,889	71,843	71,843
Asset-backed securities	179,391	179,565	179,565
Commercial mortgage-backed securities	81,942	79,054	79,054
Residential mortgage-backed securities	23,371	23,224	23,224
Public utilities	488,854	448,089	448,089
All other corporate bonds	2,554,918	2,423,715	2,423,715
Redeemable preferred stock	6,650	6,842	6,842
Total fixed maturities, available-for-sale	$3,609,191	$3,410,389	$3,410,389
Equity securities:
Common stocks:
Other common stocks	$192,935	$192,468	$192,468
Mutual funds	294	330	330
Total equity securities, at fair value	$193,229	$192,798	$192,798
Fixed maturities, trading	$38,555	$39,234	$39,234
Commercial mortgage and other loans	584,938		584,938
Policy loans	1,139,525		1,139,525
Other invested assets	186,446		186,446
Total investments	$5,751,884		$5,553,330

Item 16.  Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March 2026.

PRUCO LIFE INSURANCE COMPANY OF NEW JERSEY (Registrant)

By:	/s/ Scott E. Gaul
Scott E. Gaul
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2026.

Signature	Title

/s/ Scott E. Gaul	President,
Scott E. Gaul	Chief Executive Officer and Director

/s/ Markus Coombs	Chief Financial Officer and Director
Markus Coombs

*Alan M. Finkelstein	Director
Alan M. Finkelstein

*Salene Hitchcock-Gear	Director
Salene Hitchcock-Gear

*Reshma V. Abraham	Director
Reshma V. Abraham

*Bradley O. Harris	Director
Bradley O. Harris

* By:	/s/ Amy Woltman
Amy Woltman
(Attorney-in-Fact)